Form 10KSB
period 1999-03-31
FASHION TECH INTERNATIONAL INC
filed 2000-01-27
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange Act of 1934 for the fiscal year ended  March
31, 1999, or

[  ]   Transition report pursuant to section 13 or 15(d)  of  the
Securities Exchange act of 1934 for the transition period from to


                 Commission File No. 2-93231-NY


                FASHION TECH INTERNATIONAL, INC.
   (Name of Small Business Issuer as specified in its charter)
              (Formerly Portofino Investment, Inc.)

            Nevada                          87-0395695
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

          1340 East 130 North, Springville, Utah 84663
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (801) 364-9262

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None


Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues (consisting only of interest income) for its most recent fiscal year: $0.

The   aggregate  market  value  of  voting  stock  held  by  non-
affiliates:   As  of the date this report is filed  there  is  no
public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of December 31, 1999, the Registrant had outstanding 3,591,143 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  6

3.   Legal Proceedings                                          6

4.   Submission of Matters to a Vote of Security Holders        6

Part II

5.    Market  for  Common Equity and  Related  Stockholder      7
      Matters

6.    Management's  Discussion and Analysis  of  Financial      7
      Condition and Results of Operations

7.   Financial Statements                                       7

8.   Changes in and Disagreements with Accountants              8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       8
     Persons;  Compliance  with  Section  16(a)  of  the
     Exchange Act

10.  Executive Compensation                                     9

11.   Security Ownership of Certain Beneficial Owners  and      9
      Management

12.  Certain Relationships and Related Transactions            10

13.  Exhibits and Reports on Form 8-K                          10

                FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

For the past three years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company was originally formed as a Utah corporation in April 1983 under the name Portofino Investments, Inc. In January 1984, the Company changed its name to Fashion Tech International, Inc. It has been an inactive shell corporation for at least the past 10 years. In April 1999, the stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation to change the domicile of the Company from Utah to Nevada.

The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

In June of 1999 the Company converted its note payable in the principal amount of $22,000, and accrued interest to common stock at the rate of $0.0073 per share, or a total of 3,000,000 shares.
The holder of the note was Trinity American Corporation.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The  Company  will  not  restrict its search  to  any  particular business,  industry,  or  geographical location,  and  management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture
will  be  unproved  and cannot be predicted accurately.   If  the
Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the
Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a  portion or all of the Company's Common Stock held by them at a
significant  premium  over  their  original  investment  in   the
Company.   It  is  not  unusual  for  affiliates  of  the  entity
participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales,
affiliates   of   the  entity  participating  in   the   business
reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving
entity.   In  such event, the shareholders of the  Company  would
retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-
free   treatment  of  certain  business  reorganizations  between corporate  entities  where  one corporation  is  merged  with  or
acquires   the  securities  or  assets  of  another  corporation.
Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of
the  surviving  entity.   Consequently, there  is  a  substantial
possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued
and  outstanding  shares  of  the surviving  entity.   Therefore,
regardless  of the form of the business acquisition,  it  may  be
anticipated   that   stockholders  immediately   prior   to   the
transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements.
Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited
resources   of  the  Company,  the  effects  of  such  government
regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

               ITEM 2.  DESCRIPTION OF PROPERTIES

The  Company  utilizes  office space  at  1340  East  130  North,
Springville, Utah 84663, provided by George Horton, a officer and director. The Company does not pay rent for this office space.

                   ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 1999.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's common stock for at least the past ten years. Following the filing of this report, the Company will seek out one or more stock brokerage firms to make a market in the Company's common stock and submit an application for quotation of the Company's common stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., or the "Pink Sheets" operated by the National Quotation Bureau. There is no assurance that a trading market in the common stock will be established in the future.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

On December 31, 1999, there were approximately 491 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended March 31, 1999 and 1998

The Company had no revenue during the last two years. The Company had no general and administrative expenses in 1998, but did incur $8,555 of such expenses in 1999. General and administrative expenses during 1999, consisted of fees and related expenses associated with reviving the Company. In 1998 and 1999 the Company recognized interest expense of $0 and $111 respectively, which represents interest on one obligation in the principal amount of $22,000 owed to Sonos Management Corporation. The Company realized a net loss of $8,666 in 1999. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital deficit of $8,666. This deficit is largely attributable to debt and interest obligations owed to affiliates of the Company, who have not pressed the Company for payment in hopes the Company will locate a business venture in which to participate that will serve as a resource for payment of the obligations. The Company's current plan is to handle the administrative and reporting requirements of a public company; and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. The Company's ability to pursue its plan is dependent on the continued forbearance of its affiliated creditors and their willingness to advance additional funds to the Company as needed.

                  ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past three years.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.


Name                Age  Positions                       Since

Pam Jowett          46   President and Director           1999

Paul W. Nielsen     78   Vice President and Director      1999

George P. Horton    66   Secretary/ Treasurer and         1999
                         Director
All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors.

The following is information on the business experience of each director and officer.

Pam Jowett has been self-employed for over the past five years as a nail technician.

Paul  W.  Nielsen has been retired since 1984.   Mr.  Nielsen  is
currently serving as an officer of Prestige Capital Corporation and Fashion Tech International, Inc.

George R. Horton is a graduate of Brigham Young University in animal husbandry and the University of Utah in secondary education. Currently, Mr. Horton is serving as the chief executive officer of two corporations and the secretary and treasurer of two corporations, including Prestige Capital Corporation. Mr. Horton is also serving as an officer and director of numerous public companies.

Other Shell Company Activities

Ms. Jowett, Mr. Nielsen and Mr. Horton are currently officers and directors of Prestige Capital Corporation. Ms. Jowett is an officer and director of Business Valet Services, Inc., First Growth Investors, Inc., and Digital Home Theater Systems, Inc. Mr. Horton is an officer and director of MG Inc. All of the
aforementioned  companies  are  shell  corporations   seeking   a
business   acquisition  and  are  non-reporting,  publicly   held
corporations, except for Prestige Capital Corporation, which is a reporting company. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

                ITEM 10.  EXECUTIVE COMPENSATION

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

In April 1999, the stockholders approved a 100 to 1 reverse split of the Company's outstanding common stock. The following table sets forth as of December 31, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by
(i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                       Common Shares        Percent of Class

Principal
Shareholders

Lynn Dixon                               1,150,000               32.0%
311 S. State Street, Suite 460
Salt Lake City, UT 84111

Scott Bills                              900,000                 25.1
1476 East 3045 South
Salt Lake City, UT 84106

Paul McAlister                           900,000                 25.1
485 West 40 South
Lindon, UT 84042

Clair Olsen                              900,000                 25.1
768 Gull Avenue
Foster City, CA 94404

Officers and Directors

Pam Jowett                               -0-                     -0-
2508 South 1300 East
Salt Lake City, 84106

Paul W. Nielsen                          -0-                     -0-
11188 South Woodfield Road
South Jordan, Utah 84095

George P. Horton                         -0-                     -0-
1340 East 130 North
Springville, Utah 84663

All officers and directors (3 persons)   -0-                   -0-

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sonos Management Corporation made a loan to the Company in 1999 in the amount of $22,000. The loan bears interest at the rate of eight percent per annum and is payable on demand. Mr. Horton is the President and sole Director of Sonos Management Corporation. The proceeds of the loans were and will be used to revive the Company and cover the costs associated with bringing its reporting obligations under the Securities Exchange Act of 1934 current.

In June 1999 Trinity American Corporation acquired the Note from Sonos Management Corporation. The Company converted the principal amount of the note and accrued interest to common stock at a conversion rate of $0.0073 per share, or a total of 3,000,000. As a result of the transaction, Trinity American Corporation acquired approximately 83.5% of the issued and outstanding common stock of the Company. Trinity American subsequently conveyed 2,850,000 of the shares to the persons listed as principal shareholders under Item 11, above.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit    SEC Ref.    Title of Document                    Location*
  No.        No.

   1       (3)(i)      Articles of Incorporation               E-1

   2       (3)(ii)     By-Laws                                 E-6

   3       (2)         Articles of Merger                      E-14

   4       (10)        Promissory Note                         E-16

   5       (27)        Financial Data Schedules                 *

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last fiscal quarter of 1999.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FASHION TECH INTERNATIONAL, INC.


Date: January 20, 2000                  By: /s/ Pam Jowett, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  January 20, 2000         /s/ Pam Jowett, Director


                                 /s/ Paul W. Nielsen, Director
Dated:  January 20, 2000

Dated:  January 20, 2000         /s/ George R. Horton, Director

              FASHION TECH INTERNATIONAL, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

                       March 31, 1999


                       C O N T E N T S



Independent Auditors' Report                             F-2

Balance Sheet                                            F-3

Statements of Operations                                 F-4

Statements of Stockholders' Equity (Deficit)             F-5

Statements of Cash Flows                                 F-6

Notes to the Financial Statements                        F-7

                INDEPENDENT AUDITORS' REPORT


The Board of Directors
Fashion Tech International, Inc.
Salt Lake City, Utah


We have audited the accompanying balance sheet of Fashion Tech International, Inc. (a development stage company) as of March 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts an disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Tech International, Inc. (a development stage company) as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jones, Jensen & Company
Salt Lake City, Utah
May 28, 1999

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                          Balance Sheet


                             ASSETS

                                                               March 31,
                                                                  1999

CURRENT ASSETS

 Cash                                                        $   19,846

  Total Current Assets                                           19,846

  TOTAL ASSETS                                               $   19,846


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                           $    6,401
 Accrued interest                                                  111
 Notes payable (Note 3)                                         22,000

  Total Current Liabilities                                     28,512

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized; 120,000,000 common
  shares at $0.005 par value; 59,114,300 shares
  issued and outstanding                                       295,571
 Capital in excess of par value                                236,034
 Accumulated deficit prior to April 1, 1985                   (413,549)
 Deficit accumulated during the development stage             (126,722)

  Total Stockholders' Equity (Deficit)                          (8,666)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $  19,846


 The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Operations



                                                                    From the
                                                                  Beginning of
                                                                   Development
                                                                     Stage on
                                            For the              April 1, 1985
                                          Years Ended                Through
                                            March 31,               March 31,
                                     1999          1998                1999
                                                                   (Unaudited)

REVENUES                            $   -         $   -            $      -

EXPENSES                            8,555             -             128,555

NET LOSS                           (8,555)            -            (128,555)

OTHER (EXPENSE) INCOME

 Interest expense                    (111)            -               (111)
 Gain on disposal of assets             -             -              1,944

   Total Other (Expense) Income      (111)            -              1,833

NET LOSS                        $  (8,666)       $    -          $(126,722)

BASIC LOSS PER SHARE            $  (0.00)        $ (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING         59,114,300      59,114,300

 The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                     Capital in    During the
                                 Common Stock        Excess of    Development
                                Shares    Amount     Par Value       Stage

Balance, March 31, 1985        18,306,300  $  91,531  $236,034    $   (413,549)

November 5, 1985 shares
 issued valued at par in
 exchange for cash             10,800,000     54,000         -               -

November 5, 1985 shares
 returned to Company treasury
  and canceled                 (2,000,000)   (10,000)        -               -

November 26, 1985 shares
 issued valued at par in
  exchange for cash                 8,000        40          -               -

March 19, 1986 shares issued
 at par for assets              8,000,000    40,000           -              -

Net loss for the year ended
  March 31, 1986                        -         -           -              -

Balance, March 31, 1986        35,114,300   175,571     236,034       (413,549)

June 13, 1986 shares issued
 at par for services            2,000,000    10,000          -               -

October 7, 1986 shares issued
 at part in exchange for cash  22,000,000   110,000          -               -

Net loss for the year ended
 March 31, 1987                         -         -          -        (118,056)

Balance, March 31, 1987        59,114,300   295,571    236,034        (531,605)

Net loss for the years ended
 March 31, 1988 through
  March  31, 1997                       -         -          -               -

Balance, March 31, 1998        59,114,300   295,571    236,034        (531,605)

Net loss for the year ended
 March 31, 1999                         -         -          -          (8,666)
Balance, March 31, 1999        59,114,300  $295,571  $ 236,034      $ (540,271)

 The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows


                                                                     From the
                                                                   Beginning of
                                                                    Development
                                                                     Stage on
                                                 For the          April 1, 1985
                                               Years Ended            Through
                                                March 31,             March 31,
                                              1999     1998            1999
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss
Changes in operating asset
 and liability accounts:                 $  (8,666)   $     -       $ (126,722)
 Increase (decrease) in accounts payable     6,401          -            4,457
 Increase (decrease) in accrued interest       111          -              111
 Issuance of stock for services                  -          -           10,000

  Net Cash (Used) by Operating Activities   (2,154)         -         (112,154)

CASH FLOWS FROM INVESTING ACTIVITIES             -          -                -

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of stock for assets                    -          -           40,000
 Issuance of stock for cash                      -          -           70,000
 Increase in loans payable                  22,000          -           22,000

 Net Cash Provided by Financing
  Activities                                22,000          -          132,000

NET INCREASE (DECREASE) IN CASH             19,846          -           19,846

CASH AT BEGINNING OF PERIOD                      -          -                -

CASH AT END OF PERIOD                   $   19,846     $    -       $   19,846

Cash Payments for:

 Income taxes                           $       -      $    -       $        -
 Interest                               $       -      $    -       $        -


 The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     March 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       Fashion Tech International, Inc. (the "Company") is a Utah corporation organized on April 22, 1983 under the named Portofino Investment, Inc. The name of the Company was changed to Fashion Tech International, Inc. on January 31, 1984. the Company was reclassified as a development stage company as of March 31, 1998.

       b.  Account Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a March 31 year end.

       c.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares issued and outstanding at the date of the financial statements.

       d.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       f.  Provision for Taxes

       At March 31, 1999, the Company had net operating loss carryforwards of approximately $125,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     March 31, 1999 and 1998


NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 3 - NOTE PAYABLE

       As of March 31, 1999, the Company had a note payable for $22,000 which bears interest at 8% and is due on demand.
       Interest accrued for this note was $111 as of March 31, 1999.

NOTE 4 - SUBSEQUENT EVENT

       In April 1999, the Company approved a 100-for-1 reverse split of the Company's, issued and outstanding shares and changed the par value to $0.001. The Company also authorized 5,000,000 shares of preferred stock with a par value of $0.001. At the same time the Company changed its domicile from Utah to Nevada.