Form 10QSB
period 1999-06-30
FASHION TECH INTERNATIONAL INC
filed 2000-01-27
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                 Commission File No. 2-93231-NY

                FASHION TECH INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-0395695
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

          1340 East 130 North, Springville, Utah 84663
            (Address of principal executive offices)

                         (801) 364-9262
                   (Issuer's telephone number)

                         Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [ X]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,591,143 shares of common stock.

                           FORM 10-QSB
                FASHION TECH INTERNATIONAL, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - June 30, 1999 and
          March 31, 1999                                  3

          Statements of Operations - Three Months
          Ended June 30, 1999 and 1998, and
          Beginning  of Development Stage  to  June       4
          30, 1999

          Statements of Cash Flows - Three Months
          Ended June 30, 1999 and 1998, and
          Beginning  of Development Stage  to  June       5
          30, 1999

          Notes to Consolidated Financial Statements      6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   7

PART II.  Other Information                               8

Signatures                                                8



                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         June 30,     March 31,
                                           1999         1999
                                        (Unaudited)

CURRENT ASSETS

 Cash                                   $   10,934  $   19,846

  Total Current Assets                      10,934      19,846

  TOTAL ASSETS                          $   10,934  $   19,846


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Accrued interest                       $        -  $      111
 Accounts payable                            5,224       6,401
 Notes payable                                   -      22,000

  Total Current Liabilities                  5,224      28,512

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 120,000,000
  common shares at $0.001 par value;
  3,591,143 and 591,143 shares issued
  and outstanding, respectively              3,591         591
 Capital in excess of par value            550,448     531,014
 Accumulated deficit prior to
  April 1, 1985                           (413,549)   (413,549)
 Deficit accumulated during the
  development stage                       (134,780)   (126,722)

 Total Stockholders' Equity (Deficit)        5,710      (8,666)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $   10,934   $  19,846






The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                                                            From the
                                                          Beginning of
                                                           Development
                                                            Stage on
                                         For the             April 1,
                                    Three Months Ended     1985 Through
                                          June 30,           June 30,
                                     1999         1998         1999

REVENUES                          $        -   $        -   $         -

EXPENSES

 General and administrative            7,735        2,147       136,290

  Total Expenses                       7,735        2,147       136,290

OTHER (EXPENSE) INCOME

 Interest expense                       (323)         (29)          (434)
 Gain on disposal of assets                -            -          1,944

  Total Other (Expense) Income          (323)         (29)         1,510

NET LOSS                          $   (8,058)  $   (2,176)  $   (134,780)

BASIC LOSS PER SHARE              $    (0.01)  $    (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES                            2,668,066      591,143









The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)


                                                                 From the
                                                               Beginning of
                                                                Development
                                                                 Stage on
                                              For the             April 1,
                                        Three Months Ended      1985 Through
                                              June 30,            June 30,
                                          1999        1998          1999

CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net  loss                           $   (8,058)  $   (2,176)  $  (134,780)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Issuance  of  stock  for  services          -            -        10,000
 Changes in operating assets and
  liability accounts:
  Increase (decrease) in accounts
    payable                              (1,177)       2,147         3,280
  Increase (decrease) in accrued interest   323           29           434

   Net  Cash  (Used) by Operating
    Activities                           (8,912)           -      (121,066)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                   -            -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Increase in loans payable                    -            -        22,000
 Issuance  of  stock  for  assets             -            -        40,000
 Issuance of stock for cash                   -            -        70,000

   Net Cash Provided by Financing
     Activities                               -            -       132,000

NET  INCREASE  (DECREASE)  IN  CASH      (8,912)           -        10,934

CASH AT BEGINNING OF PERIOD              19,846            -             -

CASH AT END OF PERIOD                $   10,934    $       -    $   10,934

CASH PAYMENTS FOR:

 Income taxes                        $        -    $       -    $        -
 Interest                            $        -    $       -    $        -

NON-CASH FINANCING ACTIVITIES:

 Common  stock  issued  for  debt    $   22,434    $       -    $   22,434

The  accompanying notes are an integral part of these  financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                June 30, 1999 and March 31, 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited financial statements. The results of operations for periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended June 30, 1999 and 1998

The Company had no revenue from continuing operations for the three-month periods ended June 30, 1999 and 1998.

General and administrative expenses for the three month periods ended June 30, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $7,735 and $2,147 for the three-month periods ended June 30, 1999 and 1998, respectively.

Interest  expense in the three-month periods ended June 30,  1999 and 1998, was $323 and $29, respectively.

As a result of the foregoing factors, the Company realized a net loss of $8,058 for the three months ended June 30, 1999, as compared to a net loss of $2,176 for the same period in 1998.

Liquidity and Capital Resources

In April 1999, the stockholders approved a 100 to 1 reverse split of the Company's outstanding common stock, reducing the number of outstanding shares to 591,143. Upon conversion of an outstanding debt, the Company issued an additional 3,000,000 shares in June 1999.

At June 30, 1999, the Company had working capital of approximately $5,710, as compared to a working capital deficit of $8,666 at March 31, 1998. The improvement in working capital is attributable to the conversion of $22,000 in debt to 3,000,000 shares of common stock. Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended June 30, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FASHION TECH INTERNATIONAL, INC.

Date:  January  20,  2000     By:  /s/  Pam  Jowett, President