Form 10QSB
period 1999-09-30
FASHION TECH INTERNATIONAL INC
filed 2000-01-27
CIK 753224

5

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - September 30, 1999 and
          March 31, 1999                                  3

          Statements of Operations - Three and  Six
          Months
          Ended September 30, 1999 and 1998, and          4
          Beginning   of   Development   Stage   to
          September 30, 1999

          Statements of Cash Flows - Three and  Six
          Months
          Ended September 30, 1999 and 1998, and          5
          Beginning   of   Development   Stage   to
          September 30, 1999

          Notes     to    Consolidated    Financial       6
          Statements
          Management's Discussion and Analysis of
          Financial   Condition  and   Results   of
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

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                        September 30,      March 31,
                                            1999             1999
                                         (Unaudited)

CURRENT ASSETS

 Cash                                   $    9,496     $    19,846

  Total Current Assets                       9,496          19,846

  TOTAL ASSETS                          $    9,496     $    19,846


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Accrued interest                       $        -     $       111
 Accounts payable                            3,950           6,401
 Notes payable                                   -          22,000

  Total Current Liabilities                  3,950          28,512

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 120,000,000
  common shares at $0.005 par value;
  3,591,143 and 591,143 shares issued
  and outstanding, respectively               3,591            591
 Capital in excess of par value             550,448        531,014
 Accumulated deficit prior to
  April 1, 1985                            (413,549)      (413,549)
 Deficit accumulated during the
  development stage                        (134,944)      (126,722)

  Total Stockholders' Equity (Deficit)        5,546         (8,666)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $    9,496    $    19,846






The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)



                                                                  From the
                                                                Beginning of
                                                                 Development
                                                                  Stage on
                             For the              For the          April 1,
                        Three Months Ended    Six Months Ended   1985 Through
                           September 30,       September 30,     September 30,
                         1999        1998    1999         1998        1999

REVENUES                 $   -     $     -    $     -     $     -   $       -

EXPENSES

General and administrative 164       2,022      7,899       4,169     136,454

Total Expenses             164       2,022      7,899       4,169     136,454

OTHER (EXPENSE) INCOME

Interest expense             -         (29)      (323)         58        (434)
Gain on disposal of assets   -           -          -           -       1,944

Total Other (Expense)
 Income                      -         (29)      (323)         58       1,510

NET LOSS               $  (164)  $  (2,051)  $ (8,222)  $  (4,227) $ (134,944)

BASIC LOSS PER SHARE     (0.00)  $   (0.01)  $  (0.02)  $   (0.01)

WEIGHTED AVERAGE
 NUMBER OF SHARES    2,668,066     591,143  3,132,127     591,143




















The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)


                                                                   From the
                                                                 Beginning of
                                                                  Development
                                                                   Stage on
                               For the             For the          April 1,
                         Three Months Ended   Six Months Ended   1985 Through
                           September 30,        September 30,    September 30,
                          1999       1998      1999       1998         1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss               $  (164)  $  (2,051)  $ (8,222)  $ (4,227)  $ (134,944)
Adjustments to
 reconcile net loss to
 net cash used by
 operating activities:
Issuance  of  stock
 for  services               -           -          -           -      10,000
Changes in operating
 assets and liability
 accounts:
Increase (decrease)
 in accounts payable    (1,274)      2,022      (2,451)     4,169       2,006
Increase (decrease)
 in accrued interest         -          29         323         58         434


Net Cash (Used) by
 Operating Activities   (1,438)          -     (10,350)         -    (122,504)

CASH FLOWS FROM
 INVESTING ACTIVITIES        -           -           -          -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

Increase in loans payable    -           -           -          -      22,000
Issuance  of stock for
 assets                      -           -           -          -      40,000
Issuance of stock
 for cash                    -           -           -          -      70,000

Net Cash Provided by
 Financing Activities        -           -           -          -     132,000

NET INCREASE (DECREASE)
 IN CASH                (1,438)          -     (10,350)         -       9,496

CASH AT BEGINNING
 OF PERIOD              10,934           -      19,846          -           -

CASH AT END OF
 PERIOD              $   9,496    $      -   $   9,496    $     -     $ 9,496

CASH PAYMENTS FOR:

Income taxes         $       -    $      -   $       -    $     -     $     -
Interest             $       -    $      -   $       -    $     -     $     -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued
 for debt            $       -    $      -   $  22,434    $     -   $  22,434

The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1999 and March 31, 1999


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Month periods Ended September 30, 1999 and 1998

The Company had no revenue from continuing operations for the six-month periods ended September 30, 1999 and 1998.

General and administrative expenses for the six month periods ended September 30, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $7,899 and $4,169 for the six-month periods ended September 30, 1999 and 1998, respectively.

Interest expense in the six-month periods ended September 30, 1999 and 1998, was $323 and $58, respectively.

As a result of the foregoing factors, the Company realized a net loss of $8,222 for the six months ended September 30, 1999, as compared to a net loss of $2,227 for the same period in 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of approximately $5,546, as compared to a working capital deficit of $8,666 at March 31, 1998. The improvement in working capital is attributable to the conversion of $22,000 in debt to 3,000,000 shares of common stock. Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended September 30, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FASHION TECH INTERNATIONAL, INC.

Date: January  20, 2000       By:  /s/  Pam  Jowett, President