Form 10QSB
period 1999-12-31
FASHION TECH INTERNATIONAL INC
filed 2000-02-11
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

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

                           FORM 10-QSB
                FASHION TECH INTERNATIONAL, INC.

                              INDEX
                                                                 Page
PART I.   Financial Information                                    2

          Financial Statements                                     3

          Balance Sheets - December 31, 1999 and                   3
          March 31, 1999

          Statements of Operations - Three and Nine Months         4
          Ended December 31, 1999 and 1998, and
          Beginning   of   Development   Stage   to
          December 31, 1999

          Statements of Cash Flows - Three and Nine Months        5
          Ended December 31, 1999 and 1998, and
          Beginning   of   Development   Stage   to
          December 31, 1999

          Notes to Consolidated Financial Statements             6

          Management's Discussion and Analysis of                7
          Financial   Condition  and   Results   of
          Operations

PART II.  Other Information                                      8

Signatures                                                       8


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

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                 December 31,      March 31,
                                                     1999            1999
                                                 (Unaudited)

CURRENT ASSETS

 Cash                                            $    4,762       $   19,846

  Total Current Assets                                4,762           19,846

  TOTAL ASSETS                                   $    4,762       $   19,846


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Accrued interest                                $       -        $      111
 Accounts payable                                        -             6,401
 Notes payable                                           -            22,000

  Total Current Liabilities                              -            28,512

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock authorized: 120,000,000 common
 shares at $0.005 par value; 3,591,143 and 591,143
 shares issued and outstanding, respectively       3,591                591
 Capital in excess of par value                  550,448            531,014
 Accumulated deficit prior to April 1, 1985     (413,549)          (413,549)
 Deficit accumulated during the development
  stage                                         (135,728)          (126,722)

  Total Stockholders' Equity (Deficit)             4,762             (8,666)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                           $    4,762          $  19,846


  The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                                                                              From the
                                                                            Beginning of
                                                                             Development
                                                                              Stage on
                                 For the                  For the              April 1,
                            Three Months Ended        Nine Months Ended     1985 Through
                               December 31,             December 31,         December 31,
                            1999         1998         1999         1998         1999
REVENUES                     $        -    $        -   $       -    $      -    $       -

EXPENSES

General and administrative           784        2,232        8,683      6,401      136,454

Total Expenses                       784        2,232        8,683      6,401      136,454

OTHER (EXPENSE) INCOME

Interest expense                       -          (28)        (323)       (86)        (434)
Gain on disposal of assets             -            -            -          -        1,944

Total Other (Expense) Income           -          (28)        (323)       (86)       1,510

NET LOSS                       $    (784)   $  (2,260)   $  (9,006)  $ (6,487)   $(135,728)

BASIC LOSS PER SHARE           $   (0.00)   $   (0.01)   $   (0.00)  $  (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES                          3,591,143     591,143    3,285,688    591,143


The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                                                               From the

                                                                                             Beginning of
                                                                                             Development
                                                                                               Stage on
                                                     For the                   For the          April 1,
                                                Three Months Ended        Nine Months Ended   1985 Through
                                                    December 31,            December 31,     December 31,
                                                   1999      1998         1999       1998        1999
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss                                       $   (784)   $ (2,260)  $ (9,006)   $ (6,487)  $ (135,728)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Issuance  of  stock for  services                      -         -           -           -       10,000
Changes in operating assets and
 liability accounts:
Increase  (decrease)  in  accounts  payable       (3,950)     2,232     (6,401)      6,401        1,944
Increase  (decrease)  in  accrued  interest            -         28        323          86          434


Net Cash (Used) by Operating
   Activities                                     (4,734)         -    (15,084)          -     (127,238)

CASH FLOWS FROM INVESTING
    ACTIVITIES                                         -          -          -           -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

Increase in loans payable                              -          -          -           -       22,000
Issuance  of stock for assets                          -          -          -           -       40,000
Issuance   of  stock  for  cash                        -          -          -           -       70,000

Net Cash Provided by Financing
     Activities                                        -          -          -           -      132,000

NET INCREASE (DECREASE) IN CASH                   (4,734)         -    (15,084)          -        4,762

CASH  AT  BEGINNING OF PERIOD                      9,496          -     19,846           -            -

CASH AT END OF PERIOD                          $   4,762    $     -   $  4,762    $      -   $    4,762

CASH PAYMENTS FOR:

Income taxes                                   $       -    $     -   $      -    $      -   $        -
Interest                                       $       -    $     -   $      -    $      -   $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued for debt                   $       -    $         $ 22,434    $      -   $   22,434

The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              December 31, 1999 and March 31, 1999


NOTE 1 -                     CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 audited financial statements. The results of operations for periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Month periods Ended December 31, 1999 and 1998

The Company had no revenue from continuing operations for the nine-month periods ended December 31, 1999 and 1998.

General and administrative expenses for the nine month periods ended December 31, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $8,683 and $6,401 for the Nine-month periods ended December 31, 1999 and 1998, respectively.

Interest expense in the nine-month periods ended December 31, 1999 and 1998, was $323 and $86, respectively.

As a result of the foregoing factors, the Company realized a net loss of $9,006 for the nine months ended December 31, 1999, as compared to a net loss of $6,487 for the same period in 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of approximately $4,762, as compared to a working capital deficit of $8,666 at March 31, 1999. Although this is an improvement from March 31, 1999, it is lower than the working capital at September 30, 1999, of approximately $5,546. This is attributable to a net decrease in cash, primarily due to a net increase of cash used in operating activities.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended December 31, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FASHION TECH INTERNATIONAL, INC.

Date:  February 10, 2000      By: /s/ Pam Jowett, President