Form 10KSB
period 2000-03-31
FASHION TECH INTERNATIONAL INC
filed 2000-06-13
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange Act of 1934 for the fiscal year ended  March
31, 2000, or

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


Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  Registrant's  revenues for its most recent fiscal year:  $0.

The   aggregate  market  value  of  voting  stock  held  by  non-
affiliates:   As  of the date this report is filed  there  is  no
public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As  of  May  4,  2000,  the Registrant had outstanding  3,591,143 shares of Common Stock, par value $0.001.

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

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

For the past four years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company was originally formed as a Utah corporation in April 1983 under the name Portofino Investments, Inc. In January 1984, the Company changed its name to Fashion Tech International, Inc. It has been an inactive shell corporation for at least the past 10 years. In April 1999, the stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation to change the domicile of the Company from Utah to Nevada.

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

No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 2000.

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

On May 4, 2000, there were 493 holders of record of the Company's
Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended March 31, 2000 and 1999

The  Company  had  no  revenue during the last  two  years.   The
Company had general and administrative expenses of $9,390 and $8,555 in the fiscal years ended March 31, 2000 and 1999, respectively. General and administrative expenses during 2000 and 1999, consisted of fees and related expenses associated with reviving the Company and filing periodic reports under the Securities Exchange Act of 1934. In fiscal years 2000 and 1999, the Company recognized interest expense of $323 and $111 respectively, which represents interest on one obligation in the principal amount of $22,000 owed to Sonos Management Corporation. The Company realized a net loss of $9,713 in 2000 and $8,666 in 1999. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of $4,055. The Company's current plan is to handle the administrative and reporting requirements of a public company, and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. The Company's ability to pursue its plan is dependent on the continued forbearance of its affiliated creditors and their willingness to advance additional funds to the Company as needed.

                  ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past four years.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions                       Since

Pam Jowett          46   President and Director           1999

Paul W. Nielsen     78   Vice President and Director      1999

George P. Horton    66   Secretary/Treasurer and          1999
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

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.   Copies  of the following documents  are  included  as
exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  SEC Ref. No.    Title of Document*

     1        (3)(i)         Articles of Incorporation

     2        (3)(ii)        By-Laws

     3          (2)          Articles of Merger

     4         (10)          Promissory Note

     5         (27)          Financial Data Schedules

      Each of the exhibits listed is incorporated herein by this reference to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 1999, except the Financial Data
Schedule, which is included in the filing.

Form 8-K Filings. No reports on Form 8-K were filed in the last fiscal year of 2000.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FASHION  TECH  INTERNATIONAL, INC.


Date: June 9, 2000                By: /s/ Pam Jowett, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  June 9, 2000             /s/ Pam Jowett, Director


Dated:  June 9, 2000             /s/ Paul W. Nielsen, Director


Dated:  June 9, 2000             /s/ George R. Horton, Director

                         C O N T E N T S


Independent Auditors' Report                                 F-2

Balance Sheet                                                F-3

Statements of Operations                                     F-4

Statements of Stockholders' Equity                           F-5

Statements of Cash Flows                                     F-6

Notes to the Financial Statements                            F-7

                   INDEPENDENT AUDITOR' REPORT


The Board of Directors
Fashion Tech International, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Fashion Tech International, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and
1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above resent fairly, in all material respects, the financial position of Fashion Tech International, Inc. (a development stage company) as of March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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



HJ & Associates, LLC
Salt Lake City, Utah
May 18, 2000

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                          Balance sheet


                             ASSETS

                                                     March 31,
                                                       2000

CURRENT ASSETS

 Cash                                               $    4,218

  Total Current Assets                                   4,218

  TOTAL ASSETS                                      $    4,218


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                   $      163

  Total Current Liabilities                                163

STOCKHOLDERS' EQUITY

 Preferred stock authorized; 5,000,000 preferred
  shares at $0.001 par value; -0- shares issued and
  outstanding                                               -
 Common stock authorized; 120,000,000 common
  shares at $0.001 par value; 3,591,143 shares
  issued and outstanding                                 3,591
 Capital in excess of par value                        550,448
 Accumulated deficit prior to April 1, 1985           (413,549)
 Deficit accumulated during the development stage     (136,435)

  Total Stockholders' Equity                             4,055

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     $   4,218


 The accompanying notes are an integral part of these financial statements.

                  FASHION TECH INTERNATIONAL, INC.
                    (A Development Stage Company)
                      Statements of Operations


                                                              From the
                                                            Beginning of
                                                            Development
                                                              Stage on
                                         For the           April 1, 1985
                                       Years Ended            Through
                                         March 31,            March 31,
                                     2000         1999          2000
                                                             (Unaudited)

REVENUES                            $   -        $  -          $     -

EXPENSES                            9,390       8,555          137,945

NET LOSS                           (9,390)     (8,555)        (137,945)

OTHER (EXPENSE) INCOME

 Interest expense                    (323)       (111)            (434)
 Gain on disposal of assets             -           -            1,944

 Total Other (Expense)               (323)       (111)           1,510

NET LOSS                      $    (9,713)   $ (8,666)      $ (136,435)

BASIC LOSS PER SHARE          $     (0.00)   $  (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          3,361,635     591,143


   The accompanying notes are an integral part of these financial statements.

                  FASHION TECH INTERNATIONAL, INC.
                    (A Development Stage Company)
                 Statements of Stockholders' Equity

                                                                       Deficit
                                                                   Accumulated
                                                     Capital in     During the
                                    Common Stock      Excess of    Development
                                  Shares    Amount    Par Value          Stage

Balance, March 31, 1985           183,063   $  183   $  327,382    $ (413,549)

November 5, 1985 shares issued
 at $0.50 per share in
 exchange for cash                108,000      108       53,892             -

November 5, 1985 shares
 returned to Company treasury
 and canceled                     (20,000)      (2)      (9,998)            -

November 26, 1985 shares issued
 at $0.50 per share in exchange
 for cash                              80        -           40             -

March 19, 1986 shares issued at
  $0.50 per share for assets       80,000       80       39,920             -

June 13, 1986 shares issued
  at par for services              20,000        2        9,998             -

October 7, 1986 shares issued
 at $0.50 per share in exchange
 for cash                         220,000      220      109,780             -

Net loss from inception of
 development stage on April 1,
 1985 through March 31, 1998            -        -            -      (118,056)

Balance, March 31, 1998           591,143      591      531,014      (531,605)

Net loss for the year ended
  March 31, 1999                        -        -            -        (8,666)

Balance, March 31, 1999           591,143      591      531,014      (540,271)

April 28, 1999, shares issued
 to retire notes payable and
 accrued interest at $0.01
 per share                      3,000,000    3,000       19,434             -

Net loss for the year ended
  March 31, 2000                        -        -            -        (9,713)

Balance, March 31, 2000         3,591,143  $ 3,591   $  550,448   $  (549,984)

   The accompanying notes are an integral part of these financial statements.

                  FASHION TECH INTERNATIONAL, INC.
                    (A Development Stage Company)
                      Statements of Cash Flows

                                                                      From the
                                                                  Beginning of
                                                                   Development
                                                                      Stage on
                                                For the          April 1, 1985
                                              Years Ended              Through
                                               March 31,             March 31,
                                           2000         1999              2000
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $   (9,713)    $ (8,666)     $ (136,435)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Issuance of stock for services               -            -          10,000
 Changes in operating asset and liability
  accounts:
  Increase (decrease) in accounts
   payable                                (6,238)       6,401          (1,781)
  Increase (decrease) in accrued interest    323          111             434

  Net Cash (Used) by Operating
   Activities                            (15,628)      (2,154)       (127,782)

CASH FLOWS FROM INVESTING ACTIVITIES           -            -               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of stock for assets                  -            -          40,000
 Issuance of stock for cash                    -            -          70,000
 Increase in loans payable                     -       22,000          22,000

 Net Cash Provided by Financing Activities     -       22,000         132,000

NET INCREASE (DECREASE) IN CASH          (15,628)      19,846           4,218

CASH AT BEGINNING OF PERIOD               19,846            -               -

CASH AT END OF PERIOD                   $  4,218     $ 19,846         $ 4,218

Cash Payments for:

 Income taxes                           $      -     $      -         $     -
 Interest                               $      -     $      -         $     -

Non-Cash Transactions

 Interest converted to common stock     $    434     $      -        $    434
 Common stock issued for notes payable  $ 22,000     $      -        $ 22,000


   The accompanying notes are an integral part of these financial statements.

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     March 31, 2000 and 1999


NOTE 1   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       Fashion Tech International, Inc. (the "Company") was organized as a Utah corporation on April 22, 1983 under the name Portofino Investment, Inc. The name of the Company was changed to Fashion Tech International, Inc. on January 31, 1984. The Company was reclassified as a development stage company as of March 31, 1985.

       On April 28, 1999, the Company amended its Articles of Incorporation changing the par value from $0.005 to $0.001. The Company also authorized 5,000,000 shares of preferred stock with a par value of $0.001. The Company also changed its domicile from Utah to Nevada.

       On April 28, 1999, the Company authorized a reverse stock split on the basis of 100:1, decreasing the outstanding shares of common stock from 59,114,300 to 591,143. They also issued 3,000,000 shares of common stock for conversion of debt. All references to common stock have been retroactively restated.

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

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     March 31, 2000 and 1999


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Provision for Taxes

       At March 31, 2000, the Company had net operating loss carryforwards of approximately $136,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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