Form 10QSB
period 2000-06-30
FASHION TECH INTERNATIONAL INC
filed 2000-08-09
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                           FORM 10-QSB
                FASHION TECH INTERNATIONAL, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           2

          Financial Statements                            3

          Balance Sheets - June 30, 2000 and
          March 31, 2000                                  3

          Statements of Operations - Three Months
          Ended June 30, 2000 and 1999, and
          Beginning  of Development Stage  to  June
          30, 2000                                        4

          Statements of Cash Flows - Three Months
          Ended June 30, 2000 and, 1999, and
          Beginning  of Development Stage  to  June
          30, 1999                                        5

          Notes     to    Consolidated    Financial
          Statements                                      6

          Management's Discussion and Analysis of
          Financial   Condition  and   Results   of
          Operations                                      7

PART II.  Other Information                               8

Signatures                                                8


                             PART I.
                      Financial Information

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                          June 30,       March 31,
                                           2000            2000
                                         (Unaudited)

CURRENT ASSETS

 Cash                                   $    3,212      $   4,218

  Total Current Assets                       3,212          4,218

  TOTAL ASSETS                          $    3,212      $   4,218


              LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable                       $    2,341      $     163

  Total Current Liabilities                  2,341            163

STOCKHOLDERS' EQUITY

 Preferred stock authorized; 5,000,000 preferred
  shares at $0.001 par value; -0- shares issued
   and outstanding                               -              -

 Common stock authorized: 120,000,000 common
  shares at $0.001 par value; 3,591,143
  shares issued and outstanding              3,591          3,591
 Capital in excess of par value            550,448        550,448
 Accumulated deficit prior to
  April 1, 1985                           (413,549)      (413,549)
 Deficit accumulated during the
  development stage                       (139,619)      (136,435)

  Total Stockholders' Equity                   871          4,055

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               $    3,212       $  4,218

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                                                                From the
                                                              Beginning of
                                                              Development
                                                               Stage on
                                         For the                April 1,
                                    Three Months Ended        1985 Through
                                        June 30,                June 30,
                                   2000           1999            2000

REVENUES                        $      -      $      -          $    -

EXPENSES

 General and administrative        3,184         7,735         141,129

  Total Expenses                   3,184         7,735         141,129

OTHER (EXPENSE) INCOME

 Interest expense                      -          (323)           (434)
 Gain on disposal of assets            -             -           1,944

  Total Other (Expense) Income         -          (323)          1,510

NET LOSS                       $  (3,184)    $  (8,058)   $   (139,619)

BASIC LOSS PER SHARE           $   (0.00)    $   (0.01)

WEIGHTED AVERAGE NUMBER OF
 SHARES                        3,591,143     2,668,066

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)


                                                                 From the
                                                               Beginning of
                                                               Development
                                                                Stage on
                                             For the             April 1,
                                        Three Months Ended     1985 Through
                                            June 30,             June 30,
                                        2000       1999            2000

CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                          $   (3,184)   $ (8,058)     $ (139,619)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Issuance of stock for services            -           -          10,000
 Changes in operating assets and
  liability accounts:
  Increase (decrease) in accounts
   payable                              2,178      (1,177)            397
 Increase (decrease) in accrued
   interest                                 -         323             434

 Net Cash (Used) by Operating
   Activities                          (1,006)     (8,912)       (128,788)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                 -           -               -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Increase in loans payable                  -           -          22,000
 Issuance of stock for assets               -           -          40,000
 Issuance of stock for cash                 -           -          70,000

   Net Cash Provided by Financing
     Activities                             -           -         132,000

NET INCREASE (DECREASE) IN CASH        (1,006)     (8,912)          3,212

CASH AT BEGINNING OF PERIOD             4,218      19,846               -

CASH AT END OF PERIOD                $  3,212   $  10,934         $ 3,212

CASH PAYMENTS FOR:

 Income taxes                        $      -   $       -         $     -
 Interest                            $      -   $       -         $     -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for debt        $      -   $       -         $22,434

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                June 30, 2000 and March 31, 2000


NOTE  1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                June 30, 2000 and March 31, 2000


NOTE  1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Provision for Taxes

       At March 31, 2000, the company had net operating loss carryforwards of approximately $139,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       g.  Unaudited Financial Statements

       The  accompanying  unaudited financial statements  include
       all   of   the  adjustments  which,  in  the  opinion   of
       management,  are necessary for a fair presentation.   Such
       adjustments are of a normal recurring nature.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month Periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the three month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,184 and $7,735 for the three-month periods ended June 30, 2000 and 1999, respectively.

Interest  expense in the three-month periods ended June 30,  2000 and 1999, was $0 and $323, respectively.

As a result of the foregoing factors, the Company realized a net loss of $3,184 for the three months ended June 30, 2000, as compared to a net loss of $8,085 for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of approximately $871, as compared to working capital of $4,055 at March 31, 2000. This is decrease in working capital is attributable to general and administrative expenses incurred during the quarter without any increase in cash.

Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through the end of the current year. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended June 30, 2000 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FASHION TECH INTERNATIONAL, INC.


Date:  August 4, 2000         By:  /s/  Pam  Jowett, President