Form 10QSB
period 2000-09-30
FASHION TECH INTERNATIONAL INC
filed 2000-11-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2000 the Company had 3,591,143 shares of common stock outstanding.

                         FORM 10-QSB
                FASHION TECH INTERNATIONAL, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Balance Sheets - September 30, 2000 and         3
          March 31, 2000

          Statements of Operations - Three and Six        4
          Months Ended September 30, 2000 and 1999, and
          Beginning   of   Development   Stage   to
          September 30, 2000

          Statements of Cash Flows - Three and  Six       5
          Months Ended September 30, 2000 and, 1999, and
          Beginning  of Development Stage  to  June
          30, 1999

          Notes to Consolidated Financial Statements      6

          Management's Discussion and Analysis of         9
          Financial   Condition  and   Results   of
          Operations

PART II.  Other Information                              10

Signatures                                               10

                 PART I.  FINANCIAL INFORMATION

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS
                           [Unaudited]

                             ASSETS

                                         September 30,  March 31,
                                              2000          2000
                                          ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $      212   $    4,218
                                          ___________  ___________
        Total Current Asset                       212        4,218
                                          ___________  ___________

                                           $      212   $    4,218
                                          ___________  ___________

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                         $        -   $      163
  Accounts payable - related party              1,500            -
                                          ___________  ___________
        Total Current Liabilities               1,500          163
                                          ___________  ___________

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and
   outstanding                                      -            -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,143 shares issued and
   outstanding                                  3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                          (413,549)    (413,549)
  Deficit accumulated during the
    development stage                       (141,778)    (136,435)
                                          ___________  ___________
        Total Stockholders' Deficit           (1,288)        4,055
                                          ___________  ___________
                                           $      212   $    4,218
                                          ___________  ___________


Note: The balance sheet of March 31, 2000 was taken from the audited financial statements at that date and condensed
The accompanying notes are an integral part of this unaudited financial statement.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]


                                                                 From the
                                                              re-entering of
                              For the Three    For the Six    the development
                              Months Ended     Months Ended  stage on April 1,
                              September 30,    September 30,   1985 through
                            ________________  _______________  September 30,
                              2000      1999    2000    1999       2000
                            _____________________________________________

REVENUE:                   $     -    $   -   $    -  $     -  $      -
                            _____________________________________________

COST OF SALES                    -        -        -        -         -
                            _____________________________________________

GROSS PROFIT                     -        -        -        -         -

EXPENSES:
  General and Administrative 4,500      164    5,343    7,899    143,288
                            _____________________________________________

LOSS FROM OPERATONS
  BEFORE OTHER EXPENSES     (4,500)    (164)  (5,343)  (7,899)  (143,288)
                            _____________________________________________

OTHER EXPENSES:
  Interest Expense               -        -        -     (323)     (434)
  Gain on disposal of assets     -        -        -        -     1,944
                            _____________________________________________

TOTAL OTHER EXPENSES             -        -        -     (323)    1,510
                            _____________________________________________

LOSS BEFORE INCOME TAXES    (4,500)    (164)  (5,343)  (8,222) (141,778)

CURRENT TAX EXPENSE              -        -        -        -         -

DEFERRED TAX EXPENSE             -        -        -        -         -
                            _____________________________________________

NET LOSS                   $(4,500)  $ (164) $(5,343) $(8,222) $(141,778)
                            _____________________________________________

LOSS PER COMMON SHARE      $  (.00)  $ (.00) $  (.00) $  (.00) $    (.17)
                            _____________________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                                        From the
                                                                  Re-entering of
                                                                   Development
                                                  For the Six        Stage on
                                                  Monthe Ended        April 1,
                                                  September 30,    1985 Through
                                               ___________________ September 30,
                                                 2000      1999         2000
                                               ________  _________  ___________
Cash Flows From Operating Activities:
  Net loss                                     $ (5,343) $ (8,222)  $ (141,778)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Non-cash expenses paid by
       stock issuances                                -         -       50,000
     Change in assets and liabilities:
       Increase (decrease) in accounts payable     (163)   (2,451)      (1,944)
       Increase in accounts payable -
        related party                             1,500         -        1,500
       Increase in accrued interest                   -       323          434
                                               ________  ________  ___________
        Net Cash Flows (Used) by
          Operating Activities                   (4,006)  (10,350)     (91,788)
                                               ________  ________  ___________
Cash Flows From Investing Activities:
     Net Cash Flows (Used) by
          Investing Activities                        -         -            -
                                               ________  ________  ___________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance                 -         -       70,000
  Proceeds from notes payable                         -         -       22,000
                                               ________  ________  ___________
        Net Cash Flows Provided by
          Financing Activities                        -         -       92,000
                                               ________  ________  ___________
Net Increase (Decrease) in Cash                  (4,006)  (10,350)         212

Cash at Beginning of Period                       4,218    19,846            -
                                               ________  ________  ___________
Cash at End of Period                          $    212  $  9,496  $       212
                                               ________  ________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                   $     -   $     -   $         -
    Income taxes                               $     -   $     -   $         -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the period ended September 30, 2000:
     None

  For the period ended September 30, 1999:
     During this period, the Company issued 3,000,000 shares of common stock for relief of debt for $22,434.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Fashion Tech International, Inc (The Company) was organized under the laws of the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. The name of The Company was changed to Fashion Tech International, Inc on January 31, 1984. The Company currently has no ongoing operations and is considered to have re-entered the development stage as defined in SFAS No. 7 on April 1, 1985. The Company is currently seeking business opportunities or potential business acquisitions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings
  Per Share" [See Note 5].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others, " and SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)," were recently issued. SFAS No. 136 and 137 have no current applicability to the Company.

  Accounting Estimates - The preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Restatement - The unaudited condensed financial statements for all periods have been restated to reflect a 100 for 1 reverse stock split which was effective during April 1999.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  On April 28, 1999 the company amended its Articles of Incorporation changing the par value from $0.005 to $0.001. The company also authorized 5,000,000 shares of preferred stock with a par value of $0.001. The company also changed its domicile from Utah to Nevada.

  On April 28, 1999, the Company authorized a 1 for 100 reverse stock split thus reducing the number of shares outstanding to 591,082. The unaudited condensed financial statements for all periods have been restated to reflect the change.

  On June 7, 1999, the Company issued 3,000,000 shares of common stock for conversion of a $22,000 note payable and $434 of accrued interest.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $141,700, which may be applied against future taxable income and which expire in various years through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $48,000 as of September 30, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,000 during 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended September 30, 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended September 30, 2000 and 1999 and from the re-entering of development stage on April 1, 1985 through September 30, 2000:


                                                                    From the
                                                                 re-entering of
                                                                 the development
                               For the Three      For the Six       stage on
                               Months Ended       Months Ended       April 1,
                               September 30,      September 30,    1985 through
                            __________________  __________________ September 30,
                               2000      1999     2000       1999        2000
                            ___________________________________________________
    Loss from continuing
      operations available to
      common stock
      holders (numerator)   $ (4,500)  $ (164)  $ (5,343)  $ (8,222) $ (141,778)
                            __________________________________________________
    Weighted average number
      of common shares
      outstanding used in
      earnings per share
      during the period     3,591,143  2,668,066  3,591,143  3,132,127  814,601
                            __________________________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 6 - GOING CONCERN

  The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception, has insufficient working capital, and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six-Month Periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three and six-month periods that ended September 30, 2000 and 1999.

General and administrative expenses for the three and six-month periods that ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,500 and $164 for the three months ended, and $5,343 and $7,899 for six-months ended September 30, 2000 and 1999, respectively.

Interest expense for both the three and six-month periods that ended September 30, 2000 and 1999, was $0 and $323, respectively.

As a result of the foregoing factors, the Company realized a net loss of $4,500 for the three months ended and $5,343 for the six months ended September 30, 2000, as compared to a net loss of $164 and $8,222 for the same periods in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of $1,288, as compared to working capital of $4,055 at March 31, 2000. This decrease in working capital is attributable to general and administrative expenses incurred during the last two quarters without any increase in cash.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is in doubt.

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

PART II.  OTHER INFORMATION

                   Item 5.  Other Information

     The independent auditors of the Company for the years ended March 31, 2000 and 1999 were HJ & Associates, LLC, formerly Jones Jensen & Company ("HJ"). On November 10, 2000, the Company terminated the engagement of HJ as its independent auditors. The accounting firm of Pritchett, Siler & Hardy, P.C. ("PSH") has been approved by the Board of Directors of the Company to serve as independent auditors of the Company for the year ending March 31, 2001. The Company has been advised that neither PSH nor any of its members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditors.

     During the fiscal years ended March 31, 2000 and 1999, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditors, and were not modified as to uncertainty, audit scope, or accounting principles, except the reports issued by HJ contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the two year period ended March 31, 2000, and from that date to the present, there were no disagreements with the former independent auditors on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  Included as exhibits to this report are the following:

Exhibit No. 1  Exhibit Reference No. 16  Letter on Change in Certifying
                                         Accountant
Exhibit No. 2  Exhibit Reference No. 27  Financial Data Schedule

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FASHION TECH INTERNATIONAL, INC.

Date: November 10, 2000            By: /s/ Pam Jowett, President