Form 10QSB
period 2000-12-31
FASHION TECH INTERNATIONAL INC
filed 2001-02-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at December 31, 2001, there were 3,591,143 shares of common stock issued and outstanding.

FORM 10-QSB
                FASHION TECH INTERNATIONAL, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Balance Sheets - December 31, 2000 and          3
          March 31, 2000

          Statements of Operations - Three and Nine       4
          Month Ended December 31, 2000 and 1999, and
          Beginning of Development Stage to
          December 31, 2000

          Statements of Cash Flows - Nine Months          5
          Ended December 31, 2000 and 1999, and
          Beginning of Development Stage to
          December 31, 2000

          Notes to Consolidated Financial Statements      6

          Management's Discussion and Analysis of         9
          Financial Condition and Results of
          Operations

PART II.  Other Information                              10

Signatures                                               10

                             PART I.
                      Financial Information

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS
                           [Unaudited]

                             ASSETS
                                          December 31,  March 31,
                                              2000          2000
                                          ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $       42   $    4,218
                                          ___________  ___________
        Total Current Asset                        42        4,218
                                          ___________  ___________

                                           $       42   $    4,218
                                          ___________  ___________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $      650   $      163
  Accounts payable - related party              3,700            -
                                          ___________  ___________
        Total Current Liabilities               4,350          163
                                          ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and
   outstanding                                      -            -
   Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,143 shares issued and
   outstanding                                  3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                           (413,549)    (413,549)
  Deficit accumulated during the
    development stage                        (144,798)    (136,435)
                                          ___________  ___________
     Total Stockholders' Equity (Deficit)      (4,308)       4,055
                                          ___________  ___________
                                           $       42   $    4,218
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

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS
                           [Unaudited]


                                                                    From the
                                                                 re-entering of
                                For the Three     For the Nine   the development
                                 Months Ended    Months Ended  stage on April 1,
                                 December 31,    December 31,    1985 through
                                ________________________________ December 31,
                                2000    1999     2000      1999      2000
                                ______________________________________________
REVENUE:                       $    -  $    - $       -  $       - $        -
                                ______________________________________________

COST OF SALES                       -       -         -          -          -
                                ______________________________________________
GROSS PROFIT                        -       -         -          -          -

EXPENSES:
  General and Administrative    3,020     784     8,363      8,683    146,308
                                _____________________________________________

LOSS FROM OPERATONS            (3,020)   (784)   (8,363)    (8,683)  (146,308)
                                _____________________________________________
OTHER INCOME (EXPENSE):
  Interest Expense                  -       -         -       (323)      (434)
  Gain on disposal of assets        -       -         -          -      1,944
                                _____________________________________________

TOTAL OTHER INCOME (EXPENSE)        -       -         -       (323)     1,510
                                _____________________________________________

LOSS BEFORE INCOME TAXES       (3,020)   (784)   (8,363)    (9,006)  (144,798)

CURRENT TAX EXPENSE                 -       -         -          -          -

DEFERRED TAX EXPENSE                -       -         -          -          -
                                ______________________________________________

NET LOSS                     $ (3,020) $ (784) $ (8,363)  $ (9,006) $(144,798)
                                ______________________________________________

LOSS PER COMMON SHARE        $   (.00)   (.00) $   (.00)  $   (.00) $    (.17)
                                ______________________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS
                           [Unaudited]

                                                                     From the
                                                                Re-entering of
                                                 For the Nine     Development
                                                Months Ended   Stage on April 1,
                                                December 31,      1985 Through
                                              __________________   December 31,
                                               2000      1999        2000
                                                 _____________________________

Cash Flows From Operating Activities:
 Net loss                                       $(8,363) $ (9,006)   $ (144,798)
 Adjustments to reconcile net
  loss  to net cash used by
  operating activities:
   Non-cash expenses paid by
    stock issuances                                   -         -        50,000
   Change in assets and liabilities:
    Increase (decrease) in accounts payable         487    (6,401)       (1,294)
    Increase in accounts payable - related party  3,700         -         3,700
    Increase in accrued interest                      -       323           434

      Net Cash Flows (Used) by
       Operating Activities                      (4,176)  (15,084)      (91,958)

Cash Flows From Investing Activities:
  Net Cash Flows (Used) by
   Investing Activities                               -         -             -

Cash Flows From Financing Activities:
  Proceeds from common stock issuance                 -         -        70,000
  Proceeds from notes payable                         -         -        22,000

  Net Cash Flows Provided by
   Financing Activities                               -         -        92,000

Net Increase (Decrease) in Cash                  (4,176)  (15,084)           42

Cash at Beginning of Period                       4,218    19,846             -

Cash at End of Period                          $     42 $   4,762    $       42

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                   $      - $       -    $        -
    Income taxes                               $      - $       -    $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the period ended December 31, 2000:
     None

  For the period ended December 31, 1999:
     During this period, the Company issued 3,000,000 shares of common stock for relief of debt for $22,434.


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 audited financial statements. The results of operations for the periods ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  On April 28, 1999 the company amended its Articles of Incorporation changing the par value form $0.005 to $0.001. The company also authorized 5,000,000 shares of preferred stock with a par value of $0.001. The company also changed its domicile from Utah to Nevada.

  On April 28, 1999, the Company authorized a 1 for 100 reverse stock split thus reducing the number of shares outstanding to 591,082. The unaudited condensed financial statements for all periods have been restated to reflect the change.

  On June 7, 1999, the Company issued 3,000,000 shares of common stock for conversion of a $22,000 note payable and $434 of accrued interest.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000, the Company has available unused operating loss carryforwards of approximately $144,000, which may be applied against future taxable income and which expire in various years through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $49,000 as of December 31, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,000 during 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended December 31,
  2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended December 31, 2000 and 1999 and from the re-entering of development stage on April 1, 1985 through December 31, 2000:


                                                                   From the
                                                                 re-entering of
                           For the Three         For the Nine   the development
                           Months Ended          Months Ended  stage on April 1,
                           December 31,           December 31,   1985 through
                        ________________________________________ December 31,
                          2000       1999       2000       1999       2000
                       ______________________________________________________
Loss from continuing
 operations available to
 common stock
 holders (numerator)  $  (3,020) $    (784) $   (8,363) $  (9,006) $ (144,798)
                       ______________________________________________________
Weighted average number
 of common shares
 outstanding used in
 earnings per share
 during the period     3,591,143  3,591,143  3,591,143  3,285,688     814,601
                       ______________________________________________________

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended December 31, 2000 and 1999

The Company had no revenue from continuing operations for the nine-month periods ended December 31, 2000 and 1999.

General and administrative expenses for the nine months ended
December 31, 2000 and 1999 were $8,363 and $8,683, respectively, which consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

Interest expense for the nine months ended December 31, 2000 and 1999 was $0 and $323, respectively.

As a result of the foregoing factors, the Company realized a net loss of $8,363 for the nine months ended December 31, 2000, compared to a net loss of $9,006 for the same period in 1999.

Liquidity and Capital Resources

At December 31, 2000, the Company had $42 in cash, $650 in accounts payable, and $3,700 in accounts payable to a related party, giving the Company a working capital deficit of approximately $4,308, as compared to a working capital of $4,055 at March 31, 2000. This decrease in working capital is attributable to general and administrative expenses incurred during the last three quarters without a corresponding increase in cash.

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

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FASHION TECH INTERNATIONAL, INC.

Date:  February 14, 2001      By: /s/ Pam Jowett, President