Form 10KSB
period 2001-03-31
FASHION TECH INTERNATIONAL INC
filed 2001-06-26
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March
31, 2001, or

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

The aggregate market value of voting stock held by non-affiliates: As of the date this report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of March 31, 2001, the Registrant had outstanding 3,591,082 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                             Page

PART I

Item 1.  Description of Business                                      3

Item 2.  Description of Properties                                    7

Item 3.  Legal Proceedings                                            7

Item 4.  Submission of Matters to a Vote of Security Holders          7
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters     7

Item 6. Management's Discussion and Analysis of Financial Condidtion 8 and Results of Operations

Item 7.  Financial Statements                                         9

Item 8.  Changes in and Disagreements with Accountants                9
           on Accounting and Financial Disclosure

PART III

Item 9.  Directors, Executive Officers, Promoters and Control         9
           Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation                                      10

Item 11.  Security Ownership of Certain Beneficial Owners             11
            and Management

Item 12.  Certain Relationships and Related Transactions              12

Item 13.  Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                            13

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

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

For the past four years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company was originally formed as a Utah corporation in April 1983 under the name Portofino Investment, Inc. In January 1984, the Company changed its name to Fashion Tech International, Inc. It has been an inactive shell corporation for at least the past 10 years. In April 1999, the stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation to change the domicile of the Company from Utah to Nevada.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

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

               ITEM 2.  DESCRIPTION OF PROPERTIES

The Company utilizes office space at 1340 East 130 North,
Springville, Utah 84663, provided by George Horton, an officer and director. The Company does not pay rent for this office space.

                   ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 2001.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company trades sporadically in the over-the-counter market under the symbol "FTEI". During the year ended March 31, 2001, there were no published inter-dealer bid prices for the Company's common stock, hence, there is no meaningful trading activity or public trading market. As a result, no prices are included for fiscal years 2001 and 2000.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

On March 31, 2001, there were 493 holders of record of the Company's Common Stock.

Recent Sales of Unregistered Securities

In June 1999, the Company issued 3,000,000 shares of common stock to Trinity American Corporation in the conversion of a $22,000 promissory note held by Trinity American Corporation. The shares were issued in a private transaction that did not involve any commission or public solicitation and without registration in reliance on the exemption provided by Section 4(2) of the 1933 Securities Act.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended March 31, 2001 and 2000

The Company had no operations or revenue during the last two fiscal years.

The Company had general and administrative expenses of $11,003 for the year ended March 31, 2001, as compared to $9,390 for the year ended March 31, 2000. These expenses are attributable to the administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company.

During the fiscal year ended March 31, 2001 the Company had no interest expense, as compared to interest expense of $323 for the fiscal year ended March 31, 2000. This change in interest expense is attributable to a note payable in the amount of $22,000 that in June 1999 was converted into common stock at a rate of $0.0073 per share for a total of 3,000,000 shares.

Due to the foregoing, the Company realized a net loss of $11,003 for the year ended March 31, 2001, as compared to a net loss of $9,713 for the year ended March 31, 2000. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

During the fiscal year ended March 31, 2001, Lynn Dixon, a majority shareholder of the Company, advanced $6,300 to the Company. At March 31, 2001, the Company had $48 in cash, $696 in accounts payable and $6,300 in accounts payable to a related party giving the Company a working capital deficit of $6,948.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and there be no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern after the next twelve-month period is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

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

During the fiscal years ended March 31, 2000 and 1999, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditors, and were not modified as to uncertainty, audit scope, or accounting principles, except the reports issued by HJ contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the two year period ended March 31, 2000, and from that date to the present, there were no disagreements with the former independent auditors on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in its audit report.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions                     Since

Pam Jowett          47   President and Director    December 1999

Paul W. Nielsen     79   Vice President and         March 1999
                         Director

George P. Horton    67   Secretary/ Treasurer and  February 1999
                         Director

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify.
Officers serve at the discretion of the Board of Directors.

The following is information on the business experience of each director and officer.

Pamela L. Jowett. Ms Jowett has been self-employed for over the past five years as a nail technician. Ms. Jowett is an officer or director of Prestige Capital Corporation and First Growth
Investors, Inc., which are also reporting companies.

Paul W. Nielsen.  Mr. Nielsen has been retired since 1984.  Mr.
Nielson is an officer and director of the Prestige Capital
Corporation, a reporting public "shell" companies

George R. Horton. Mr. Horton received a degree in animal husbandry from Brigham Young University in 1955, and a degree in secondary education from the University of Utah in 1959. Since 1992, Mr. Horton has been the chief executive officer of Sonos Management Corporation, a private holding and investment Nevada corporation. He is also an officer or director of Prestige Capital Corporation and Ventures-United, Inc., which are reporting public "shell" companies.

Other Shell Company Activities

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

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2001, the number and percentage of the 3,591,082 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Principal                       Common Shares        Percent of Class
Shareholders

Lynn Dixon                         1,974,750                54.99
311 S. State Street, Suite 460
Salt Lake City, UT 84111

Scott Bills                          300,000                 8.35
1476 East 3045 South
Salt Lake City, UT 84106

Paul McAlister                       300,000                 8.35
485 West 40 South
Lindon, UT 84042

Clair Olsen                          300,000                 8.35
768 Gull Avenue
Foster City, CA 94404

Officers and Directors

Pam Jowett                             -0-                   -0-
2508 South 1300 East
Salt Lake City, 84106

Paul W. Nielsen                        -0-                   -0-
11188 South Woodfield Road
South Jordan, Utah 84095

George P. Horton                       -0-                   -0-
1340 East 130 North
Springville, Utah 84663

All officers and                       -0-                   -0-
directors as a group:  (3 persons)

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended March 31, 2001, Lynn Dixon, a majority shareholder of the Company advanced $6,300 to the Company. As a result, the Company carries an account payable to a related party, which bears no interest, in the amount of $6,300.

During the fiscal year ended March 21, 2001 and 2000, the Company utilized office space at 1340 East 130 North, Springville, Utah
84663, which was provided by George Horton, an officer and director. The Company does not pay rent for this office space.

Sonos Management Corporation made a loan to the Company in 1999 in the amount of $22,000 in exchange for a promissory note that bears interest at the rate of eight percent per annum and is payable on demand. Mr. Horton, an officer and director of the Company, is an officer of Sonos Management Corporation.

In June 1999, Trinity American Corporation acquired the promissory note from Sonos Management Corporation. The principal amount of the note and accrued interest was converted into common stock at a conversion rate of $0.0073 per share for a total of 3,000,000 shares. As a result, Trinity American Corporation acquired approximately 80% of the issued and outstanding common stock of the Company. Trinity American subsequently conveyed 2,874,750 of the shares to the persons listed as principal shareholders under Item 11, above.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Copies of the following documents are included as exhibits pursuant to Item 601 of Regulation S-B.

Exhibits

SEC Ref. No.      Title of Document             Location
    2             Articles of Merger              (1)
    3.1           Articles of Incorporation       (1)
    3.2           By-Laws                         (1)
   10             Promissory Note                 (1)

  16.1        Change in Accountants Letter      Attached

  (1) Filed on Form 10-KSB for the fiscal year ended March 31, 1999 with the SEC on January 27, 2000 and incorporated herein by this reference.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last fiscal year of 2001.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FASHION TECH INTERNATIONAL, INC.


Date:  June 26, 2001          By:/s/ Pam Jowett
                                  Pam Jowett
                                  President


Date:  June 26, 2001          By:/s/ George R. Horton
                                  George R. Horton
                                  Secretary and Treasurer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June 26, 2001         By: /s/ Pam Jowett
                                   Pam Jowett
                                   Director


Dated:  June __, 2001         By:_________________________________
                                   Paul W. Nielsen
                                   Director


Dated:  June 26, 2001         By:/s/ George R. Horton
                                   George R. Horton
                                   Director

                FASHION TECH INTERNATIONAL, INC.
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

                         March 31, 2001

                            I N D E X



Independent Auditors' Report                             F-1

Independent Auditors' Report by HJ & Associates          F-2

Balance Sheet                                            F-3

Statements of Operations                                 F-4

Statements of Stockholders' Equity (Deficit)             F-5

Statements of Cash Flows                                 F-6

Notes to the Financial Statements                        F-7

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
FASHION TECH INTERNATIONAL, INC
Salt Lake City, Utah

We have audited the accompanying balance sheet of Fashion Tech International, Inc [a development stage company] at March 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fashion Tech International, Inc. as of March 31, 1999 and for the periods then ended were audited by other auditors whose report dated May 28, 1999 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Fashion Tech International, Inc as of March 31, 2001, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 6 to the financial statements, the Company has incurred losses since inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

June 14, 2001
Salt Lake City, Utah

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors
Fashion Tech International, Inc.
Salt Lake City, Utah

We have audited the accompanying statement of operations, stockholders' equity and cash flows of Fashion Tech International, Inc. (a development stage company) for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Fashion Tech International, Inc. (a development stage company) for the year ended March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



H J & Associates, LLC
Salt Lake City, Utah
May 18, 2000

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

                          BALANCE SHEET


                             ASSETS

                                                        March 31,
                                                           2001
                                                       ___________
CURRENT ASSETS:
  Cash in bank                                          $       48
                                                       ___________
        Total Current Asset                                     48
                                                       ___________

                                                        $       48
                                                      ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                      $      696
  Accounts payable - related party                           6,300
                                                       ___________
        Total Current Liabilities                            6,996
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and
   outstanding                                                   -
   Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                               3,591
  Capital in excess of par value                           550,448
  Retained deficit                                        (413,549)
  Deficit accumulated during the
    development stage                                     (147,438)
                                                       ___________
        Total Stockholders' Equity (Deficit)                (6,948)
                                                       ___________
                                                        $       48
                                                      ____________
  The accompanying notes are an integral part of this financial statement.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS



                                                      From the
                                                  Re-entering of the
                                    For the          Development
                                  Years Ended     Stage on April 1,
                                   March  31,        1985 Through
                          _______________________      March  31,
                                 2001      2000           2001
                             ______________________________________
                                                      (Unaudited)

REVENUE                        $      -  $      -    $           -

COST OF SALES                         -         -                -
                               ________  ________   ______________
GROSS PROFIT                          -         -                -

EXPENSES:
  General and Administrative     11,003     9,390          148,948
                               ________  ________   ______________
LOSS FROM OPERATIONS
  BEFORE OTHER EXPENSES         (11,003)   (9,390)        (148,948)
                               ________  ________   ______________
OTHER INCOME (EXPENSE):
  Interest Expense                    -      (323)            (434)
  Gain on disposal of assets          -         -            1,944
                               ________  ________   ______________
TOTAL OTHER INCOME (EXPENSE)          -     (323)            1,510
                               ________  ________   ______________
LOSS BEFORE INCOME TAXES        (11,003)   (9,713)        (147,438)

CURRENT TAX EXPENSE                   -         -                -

DEFERRED TAX EXPENSE                  -         -                -
                               ________  ________   ______________

NET LOSS                    $  (11,003) $  (9,713)  $     (147,438)
                               ________  ________   ______________

LOSS PER COMMON SHARE          $   (.00) $   (.00)  $         (.16)
                              _________ _________ ________________
 The accompanying notes are an integral part of these financial statements.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

      FROM THE DATE OF RE-ENTERING OF DEVELOPMENT STAGE ON

              APRIL 1, 1985 THROUGH MARCH 31, 2001

                                                                                           Deficit
                                                                                         Accumulated
                                               Common Stock      Capital in              During the
                                             _________________    Excess of   Retained   Development
                                              Shares    Amount    Par Value    Deficit      Stage
                                             _______________________________________________________
BALANCE, April 1, 1985                       183,063   $   183   $ 327,382   $ (413,549)  $        -

Issuance of 108,000 shares common
  stock for cash at $0.50 per share
  November, 1985                             108,000       108      53,892            -            -

Return and cancellation of 20,000
  shares common stock November, 1985         (20,000)      (20)     (9,998)           -            -

Issuance of 80 shares common
  stock for cash at $0.50 per share
  November, 1985                                  80         -          40            -            -

Issuance of 80,000 shares common
  stock for assets at $0.50 per share
  March, 1986                                 80,000        80      39,920            -            -

Issuance of 20,000 shares common
  stock for services at $0.50 per share
  June, 1986                                  20,000        20       9,998            -            -

Issuance of 220,000 shares common
  stock for cash at $0.50 per share
  October, 1986                              220,000       220     109,780            -            -

Net loss from the re-entering of
  the development stage on April 1,
  1985 through March 31, 1998                      -         -           -            -     (118,056)

BALANCE, March 31, 1998                      591,143       591     531,014     (413,549)    (118,056)

Net loss for the year ended
  March 31, 1999                                   -         -           -            -       (8,666)

BALANCE, March 31, 1999                      591,143       591     531,014     (413,549)    (126,722)

Fractional share adjustment                      (61)

Issuance of 3,000,000 shares common
  stock to retire note payable and accrued
   interest at $0.001 per share
  June, 1999                               3,000,000     3,000      19,434            -            -

Net loss for the year ended
  March 31, 2000                                   -         -           -            -       (9,713)

BALANCE, March 31, 2000                    3,591,082     3,591     550,448     (413,549)    (136,435)

Net loss for the year ended
  March 31, 2001                                   -         -           -            -      (11,003)


BALANCE, March 31, 2001                    3,591,082   $ 3,591   $ 550,448   $ (413,549)  $ (147,438)


  The accompanying notes are an integral part of this financial statement.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                                     From the
                                                                  Re-entering of
                                                   For the          Development
                                                 Years Ended     Stage on April 1,
                                                   March 31,        1985 Through
                                            _______________________   March 31,
                                                 2001      2000         2001
                                            ____________________________________
                                                                      (Unaudited)
Cash Flows From Operating Activities:
  Net loss                                    $ (11,003)  $ (9,713)  $ (147,438)
  Adjustments to reconcile net
    Loss to net cash used by
    operating activities:
     Non-cash expenses paid by
       stock issuances                                -          -       50,000
     Change in assets and liabilities:
      Increase (decrease) in accounts payable     6,833     (6,238)       5,052
      Increase in accrued interest                    -        323          434

      Net Cash Flows (Used) by
        Operating Activities                     (4,170)   (15,628)     (91,952)

Cash Flows From Investing Activities:
      Net Cash Flows (Used) by
        Investing Activities                          -          -            -

Cash Flows From Financing Activities:
  Proceeds from common stock issuance                 -          -       70,000
  Proceeds from notes payable                         -          -       22,000

      Net Cash Flows Provided by
        Financing Activities                          -          -       92,000

Net Increase (Decrease) in Cash                  (4,170)   (15,628)          48

Cash at Beginning of Period                       4,218     19,846            -

Cash at End of Period                          $     48   $  4,218   $       48


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                  $       -   $      -   $        -
    Income taxes                              $       -   $      -   $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the period ended March 31, 2001:
     None.

  For the period ended March 31, 2000:
     The Company converted a $22,000 note payable and the accrued interest of $434 into 3,000,000 shares of common stock at $.001 per share.


 The accompanying notes are an integral part of these financial statements.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Restatement - The financial statements for all periods have been restated to reflect a 100 for 1 reverse stock split which was effective during April 1999.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  On April 28, 1999 the company amended its Articles of Incorporation changing the par value form $0.005 to $0.001. The company also authorized 5,000,000 shares of preferred stock with a par value of $0.001. The company also changed its domicile from Utah to Nevada.

  On April 28, 1999, the Company authorized a 1 for 100 reverse stick split thus reducing the number of shares outstanding to 591,082. The financial statements for all periods have been restated to reflect the change.

  On June 7, 1999, the Company issued 3,000,000 shares of common stock for conversion of a $22,000 note payable and $434 of accrued interest.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $16,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,400 as of March 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,700 during 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances From Officers - During the period ended March 31, 2001, a shareholder of the Company, advanced $6,300 to the Company. No interest is being accrued on these advances.

  Management Compensation - During the periods ended March 31, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended March 31, 2001 and 2000 and from the re-entering of development stage on April 1, 1985 through March 31, 2001:

                                                  From the
                                               Re-entering of
                                  For the        Development
                                Years Ended   Stage on April 1,
                                 March 31,       1985 Through
                         ______________________   March 31,
                                2001     2000        2001
                            __________________________________
Loss from continuing operations
 available to common stock
 holders (numerator)         $ (11,003) $  (9,713)  $(147,438)
                            __________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period           3,591,082   3,033,705   901,078
                           _____________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception, and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.