Form 10QSB
period 2001-06-30
FASHION TECH INTERNATIONAL INC
filed 2001-08-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2001 there were 3,591,082 shares of common stock.

                           FORM 10-QSB
                FASHION TECH INTERNATIONAL, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           2

          Financial Statements                            3

          Balance Sheets - June 30, 2001 and              3
          March 31, 2001

          Statements of Operations - Three Months         4
          Ended June 30, 2001 and 2000, and
          Beginning  of Development Stage  to  June
          30, 2001

          Statements of Cash Flows - Three Months         5
          Ended June 30, 2001 and 2000, and
          Beginning  of Development Stage  to  June
          30, 2001

          Notes     to    Consolidated    Financial       6
          Statements

          Management's Discussion and Analysis of         7
          Financial   Condition  and   Results   of
          Operations

PART II.  Other Information                               8

Signatures                                                8

                             PART I.
                      Financial Information
                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                            June 30,     March 31,
                                              2001          2001
                                          ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $      146   $       48
                                          ___________  ___________
        Total Current Asset                       146           48
                                          ___________  ___________

                                           $      146   $       48
                                          ___________  ___________


              LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable                         $    1,309   $      696
  Advances - related party                      8,300        6,300
                                          ___________  ___________
        Total Current Liabilities               9,609        6,996
                                          ___________  ___________

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and
   outstanding                                      -            -
   Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                  3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                           (413,549)    (413,549)
  Deficit accumulated during the
    development stage                        (149,953)    (147,438)
                                          ___________  ___________
        Total Stockholders' Deficit            (9,463)      (6,948)
                                          ___________  ___________
                                           $      146   $       48
                                          ___________  ___________

Note: The balance sheet of March 31, 2001 was taken from the audited financial statements at that date and condensed
  The accompanying notes are an integral part of this unaudited condensed financial statement.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                         From the
                                                       re-entering of
                                       For the Three  the development
                                        Months Ended stage on April 1,
                                          June 30,      1985 through
                                   ____________________   June 30,
                                       2001      2000       2001
                                   _______________________________
REVENUE                              $      -  $      -   $      -
                                   _______________________________

COST OF SALES                               -         -          -
                                   _______________________________
GROSS PROFIT                                -         -          -

EXPENSES:
  General and Administrative            2,515     3,184    151,463
                                   _______________________________
LOSS FROM OPERATONS
  BEFORE OTHER EXPENSES                (2,515)   (3,184)  (151,463)
                                   _______________________________
OTHER INCOME (EXPENSE):
  Interest Expense                          -         -       (434)
  Gain on disposal of assets                -         -      1,944
                                   _______________________________
TOTAL OTHER INCOME (EXPENSE)                -         -      1,510
                                   _______________________________
LOSS BEFORE INCOME TAXES               (2,515)   (3,184)  (149,953)

CURRENT TAX EXPENSE                         -         -          -

DEFERRED TAX EXPENSE                        -         -          -
                                   _______________________________

NET LOSS                           $  (2,515) $  (3,184) $(149,953)
                                   _______________________________

LOSS PER COMMON SHARE              $    (.00) $    (.00) $   (.16)
                                   _______________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                              From the
                                                                           Re-entering of
                                                     For the Three          Development
                                                      Months Ended        Stage on April 1,
                                                         June 30,           1985 Through
                                                  _______________________      June 30,
                                                    2001           2000         2001
                                                 ____________________________________
Cash Flows From Operating Activities:
  Net loss                                      $   (2,515)   $    (3,184)   $ (149,953)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Non-cash expenses paid by
       stock issuances                                   -              -       50,000
     Change in assets and liabilities:
       Increase (decrease) in accounts payable         613          2,178         (635)
       Increase in accrued interest                      -              -          434
                                                __________      _________     _________
        Net Cash Flows (Used) by
          Operating Activities                      (1,902)        (1,006)    (100,154)
                                                __________      _________     _________
Cash Flows From Investing Activities:
     Net Cash Flows (Used) by
          Investing Activities                           -              -            -
                                                __________      _________     _________
Cash Flows From Financing Activities:
  Proceeds from common stock issuance                    -              -       70,000
  Proceeds from notes payable                            -              -       22,000
  Advances from related party                        2,000              -        8,300
                                                __________      _________    __________
        Net Cash Flows Provided by
          Financing Activities                       2,000              -      100,300
                                                __________      _________    __________
Net Increase (Decrease) in Cash                         98         (1,006)         146

Cash at Beginning of Period                             48          4,218            -
                                               ___________       _________   __________
Cash at End of Period                          $       146       $  3,212    $     146
                                               ___________       _________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                   $         -       $      -    $       -
    Income taxes                               $         -       $      -    $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the period ended June 30, 2001:
     None

  For the period ended June 30, 2000:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Fashion Tech International, Inc ("the Company") was organized under the laws of the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. The name of The Company was changed to Fashion Tech International, Inc on January 31, 1984. During 1999 the Company changed its domicile to the State of Nevada. The Company currently has no ongoing operations and is considered to have re-entered the development stage as defined in SFAS No. 7 on April 1, 1985. The Company is currently seeking business opportunities or potential business acquisitions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $23,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,800 as of June 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,000 during 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances From - During the three months ended June 30, 2001, a shareholder of the Company advanced $2,000 to the Company. During the year ended March 31, 2001, the shareholder advanced a total of $6,300 to the Company. No interest is being accrued on these advances.

  Management Compensation - During the periods ended June 30, 2001 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended June 30, 2001 and 2000 and from the re-entering of development stage on April 1, 1985 through June 30, 2001:


                                                         From the
                                                       re-entering of
                                      For the Three   the development
                                       Months Ended  stage on April 1,
                                         June 30,       1985 through
                              ________________________    June 30,
                                      2001      2000        2001
                                 __________ __________ ___________
Loss from continuing
 operations available to
 common stock
 holders (numerator)          $   (2,515)   $   (3,184) $ (149,953)
                                 __________ __________ ___________
Weighted average number
 of common shares
 outstanding used in
 earnings per share
 during the period              3,591,082    3,591,082     942,331
                                 __________ __________ ___________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 6 - GOING CONCERN

  The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month Periods Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the three month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,515 and $3,184 for the three-month periods ended June 30, 2001 and 2000, respectively.

Interest expense in the three-month periods ended June 30, 2001 and 2000, was $0 and $0, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,515 for the three months ended June 30, 2001, as compared to a net loss of $3,184 for the same period in 2000.

Liquidity and Capital Resources

During the three months ended June 30, 2001, a shareholder of the Company advanced $2,000 to the Company. During the year ended March 2001, the shareholder advanced a total of 6,300 to the Company. At June 30, 2001, the Company had a working capital deficit of $9,463, as compared to a working capital deficit of $6,948 at March 31, 2001. This is decrease in working capital is attributable to general and administrative expenses incurred during the quarter without any increase in cash.

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

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FASHION TECH INTERNATIONAL, INC.



Date:  August 13, 2001              By: /s/ Pam Jowett
                                    Pam Jowett, President