Form 10QSB
period 2001-09-30
FASHION TECH INTERNATIONAL INC
filed 2001-11-06
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2001 there were 3,591,082 shares of common stock.

                           FORM 10-QSB
                FASHION TECH INTERNATIONAL, INC.

                              INDEX
                                                                 Page

PART I.   Financial Information                                    3

          Financial Statements                                     3

          Balance Sheets - September 30, 2001 and                  3
          March 31, 2001

          Statements of Operations - Three Months and Six Months   4
          Ended September 30, 2001 and 2000, and
          Beginning of Development Stage to September 30, 2001

          Statements of Cash Flows - Six Months                    5
          Ended September 30, 2001 and 2000, and
          Beginning of Development Stage to September 30, 2001

          Notes to Consolidated Financial Statements              6

          Management's Discussion and Analysis of                 9
          Financial Condition and Results of Operations

PART II.  Other Information                                      10

Signatures                                                       10

                             PART I.
                      Financial Information

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                         September 30,   March 31,
                                              2001          2001
                                          ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $      276   $       48
                                          ___________  ___________
        Total Current Asset                       276           48
                                          ___________  ___________

                                           $      276   $       48
                                          ___________  ___________

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                         $      500   $      696
  Advances - related party                     11,300        6,300
                                          ___________  ___________
        Total Current Liabilities              11,800        6,996
                                          ___________  ___________

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                 -            -
   Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and outstanding      3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                           (413,549)    (413,549)
  Deficit accumulated during the
    development stage                        (152,014)    (147,438)
                                          ___________  ___________
        Total Stockholders' Deficit           (11,524)      (6,948)
                                          ___________  ___________
                                           $      276   $       48
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

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                    From the
                                                                  re-entering of
                         For the Three            For the Six     the development
                          Months Ended            Months Ended   stage on April 1,
                         September 30,            September 30,     1985 through
                    ____________________________________________   September 30,
                     2001          2000         2001        2000        2001
                    ______       _______      _______     ________    _________
REVENUE            $           $            $       -    $       -    $       -
                    ______       _______      _______     ________    _________

COST OF SALES                                       -            -            -
                    ______       _______       ______      _______     ________
GROSS PROFIT                                        -            -            -

EXPENSES:
 General and
   Administrative     2,061        4,500        4,576        5,343       153,524
                     ______       ______        _____       ______      ________
LOSS FROM
  OPERATONS
  BEFORE OTHER
  EXPENSES           (2,061)      (4,500)      (4,576)      (5,343)     (153,524)
                     ______        _____        _____       ______      ________
OTHER INCOME
  (EXPENSE):
 Interest Expense         -            -            -            -          (434)
 Gain on disposal
   of assets              -            -            -            -         1,944
                      _____        _____        _____        _____      ________
TOTAL OTHER
  INCOME (EXPENSE)        -            -            -            -         1,510
                      _____        _____        _____        _____       _______
LOSS BEFORE
  INCOME TAXES       (2,061)      (4,500)      (4,576)      (5,343)     (152,014)

CURRENT TAX
  EXPENSE                 -            -            -            -             -

DEFERRED TAX
  EXPENSE                 -            -            -            -             -
                      _____        _____        _____        _____       _______

NET LOSS          $  (2,061)   $  (4,500)   $  (4,576)   $  (5,343)   $ (152,014)
                      _____        _____        _____        _____       _______

LOSS PER COMMON
  SHARE           $    (.00)   $    (.00)   $    (.00)   $    (.00)   $     (.15)
                      _____        _____        _____        _____       _______

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                From the
                                                             Re-entering of
                                             For the Six       Development
                                            Months Ended     Stage on April 1,
                                            September 30,      1985 Through
                                        ______________________ September 30,
                                           2001        2000       2001
                                       ____________________________________
Cash Flows From Operating Activities:
  Net loss                             $  (4,576)   $  (5,343)   $ (152,014)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Non-cash expenses                         -            -        50,000
     Change in assets and liabilities:
       (Decrease) in accounts payable       (196)        (163)       (1,444)
       Increase in accrued interest            -            -           434

                                           _____        _____       _______
        Net Cash Flows Provided (Used)
          by Operating Activities         (4,772)      (5,506)     (103,024)
                                           _____        _____       _______
Cash Flows From Investing Activities:
        Net Cash Flows Provided (Used)
          by Investing Activities              -            -             -
                                           _____        _____       _______
Cash Flows From Financing Activities:
  Proceeds from common stock issuance          -            -        70,000
  Proceeds from notes payable                  -            -        22,000
  Advances from related-party              5,000        1,500        11,300

                                           _____         ____       _______
        Net Cash Flows Provided by
          Financing Activities             5,000        1,500       103,300
                                           _____        _____       _______
Net Increase (Decrease) in Cash              228       (4,006)          276

Cash at Beginning of Period                   48        4,218             -
                                           _____        _____       _______
Cash at End of Period                  $     276    $     212    $      276
                                           _____        _____       _______

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                           $       -    $      -     $        -
    Income taxes                       $       -    $      -     $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the period ended September 30, 2001:
     None

  For the period ended September 30, 2000:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001, the Company has available unused operating loss carryforwards of approximately $21,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,000 as of September 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,600 during 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances From - During the six month period ended September 30, 2001, a shareholder of the Company has made advances totaling $5,000 to the Company. No interest is being accrued on these advances. At September 30, 2001, the total amount owing the shareholder for advances is $11,300.

  Management Compensation - During the periods ended September  30,
  2001   the   Company  did  not  pay  any  compensation   to   any
  officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                 FASHION TECH INTERNATIONAL, INC
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended September 30, 2001 and 2000 and from the re-entering of development stage on April 1, 1985 through September 30, 2001:

                                                                   From the
                                                                re-entering of
                          For the Three          For the Six    the development
                           Months Ended          Months Ended   stage on April 1,
                           September 30,         September 30,    1985 through
                     __________________________________________   September 30,
                         2001       2000        2001       2000       2001
                     ___________________________________________________
Loss from continuing
 operations available
 to common stock
 holders (numerator) $  (2,061) $   (4,500) $  (4,576)  $  (5,343)  $(152,014)
                         ______      ______     _____      ______     _______
Weighted average
 number of common
 shares outstanding
 used in earnings per
 share during the
 period              3,591,143   3,591,143  3,591,143   3,591,143    982,779
                     _________   _________  _________   _________    _______

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Month Periods Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the six month periods ended September 30, 2001 and 2000.

General and administrative expenses for the six month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,576 and $5,343 for the six-month periods ended September 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $4,576 for the six months ended September 30, 2001, as compared to a net loss of $5,343 for the same period in 2000.

Liquidity and Capital Resources

During the six months ended September 30, 2001, a shareholder of the Company advanced $5,000 to the Company. During the year ended March 2001, the shareholder advanced a total of 6,300 to the Company. At September 30, 2001, the Company had a working capital deficit of $11,524, as compared to a working capital deficit of $6,948 at March 31, 2001. This is decrease in working capital is attributable to general and administrative expenses incurred during the quarter without any increase in cash.

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

                              FASHION TECH INTERNATIONAL, INC.


Date: November 2, 2001        By:/s/Pam Jowett, President