Form 10QSB
period 2001-12-31
FASHION TECH INTERNATIONAL INC
filed 2002-02-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2001 there were 3,591,082 shares of common stock.

                                   FORM 10-QSB
                        FASHION TECH INTERNATIONAL, INC.

                                      INDEX
                                                                      Page

PART I.       Financial Information                                      3

              Financial Statements                                       3

              Balance Sheets - December 31, 2001 and                     3
              March 31, 2001

              Statements of Operations - Three Months and Nine           4
              Months Ended December 31, 2001 and 2000, and Beginning of Development Stage to December 31, 2001

              Statements of Cash Flows - Nine Months Ended December      5
              31, 2001 and 2000, and Beginning of Development Stage to December 31, 2001

              Notes to Consolidated Financial Statements                 6

              Management's Discussion and Analysis of                    9
              Financial Condition and Results of Operations

PART II.      Other Information                                         10

Signatures                                                              10

                                     PART I.
                              Financial Information

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                    December 31,      March 31,
                                                        2001            2001
                                                     -----------     -----------
CURRENT ASSETS:
   Cash in bank                                     $        276    $        48
                                                     -----------     -----------
          Total Current Asset                                276             48
                                                     -----------     -----------

                                                    $        276    $        48
                                                     -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                 $        500    $       696
   Advances - related party                               11,300          6,300
                                                     -----------     -----------
          Total Current Liabilities                       11,800          6,996
                                                     -----------     -----------

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding              -              -
 Common stock, $.001 par value, 120,000,000 shares
     authorized, 3,591,082 shares issued and
     outstanding                                           3,591          3,591
   Capital in excess of par value                        550,448        550,448
   Retained deficit                                     (413,549)      (413,549)
   Deficit accumulated during the development stage     (152,014)      (147,438)
                                                     -----------     -----------
          Total Stockholders' Deficit                    (11,524)        (6,948)
                                                     -----------     -----------
                                                    $        276    $        48
                                                     -----------     -----------


Note:The balance sheet as of March 31, 2001 was taken from the audited financial statements at that date and condensed


     The accompanying notes are an integral part of these unaudited condensed financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                From the
                                                                Re-entering of
                         For the Three         For the Nine     the development
                         Months Ended          Months Ended    stage on April 1,
                         December 31,          December 31,     1985 through
                    _____________________ _____________________ December 31,
                        2001       2000       2001       2000        2001
                    ---------- ---------- ---------- ---------- -----------
REVENUE              $       -  $       -  $       -  $       -  $        -
                    ---------- ---------- ---------- ---------- -----------
COST OF SALES                -          -          -          -           -
                    ---------- ---------- ---------- ---------- -----------
GROSS PROFIT                 -          -          -          -           -

EXPENSES:
  General and
    Administrative           -      3,020      4,576      8,363     153,524
                    ---------- ---------- ---------- ---------- -----------
LOSS FROM
  OPERATIONS
  BEFORE OTHER
  INCOME
  (EXPENSES)                 -     (3,020)    (4,576)    (8,363)   (153,524)
                    ---------- ---------- ---------- ---------- -----------
OTHER INCOME
  (EXPENSE):
  Interest Expense           -          -          -          -        (434)
  Gain on disposal
    of assets                -          -          -          -       1,944
                    ---------- ---------- ---------- ---------- -----------
TOTAL OTHER
  INCOME (EXPENSE)           -          -          -          -       1,510
                    ---------- ---------- ---------- ---------- -----------
LOSS BEFORE
  INCOME TAXES               -     (3,020)    (4,576)    (8,363)   (152,014)

CURRENT TAX
  EXPENSE                    -          -          -          -           -

DEFERRED TAX
  EXPENSE                    -          -          -          -           -
                    ---------- ---------- ---------- ---------- -----------

NET LOSS             $       -  $  (3,020) $  (4,576) $  (8,363) $ (152,014)
                    ---------- ---------- ---------- ---------- -----------

LOSS PER COMMON
  SHARE              $       -  $    (.00) $    (.00) $    (.00) $     (.15)
                    ========== ========== ========== ========== ===========

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             From the
                                                                           Re-entering of
                                                      For the Nine           Development
                                                      Months Ended        Stage on April 1,
                                                      December 31,          1985 Through
                                                  _____________________     December 31,
                                                    2001        2000           2001
                                                  ---------- ---------- ----------------
Cash Flows From Operating Activities:
   Net loss                                       $  (4,576) $  (8,363) $      (152,014)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Non-cash expenses                                   -          -           50,000
      Change in assets and liabilities:
         (Decrease) in accounts payable                (196)       487           (1,444)
         Increase in accrued interest                     -          -              434
                                                  ---------- ---------- ----------------
          Net Cash Flows Used by Operating
            Activities                               (4,772)    (7,876)        (103,024)
                                                  ---------- ---------- ----------------

Cash Flows From Investing Activities                      -          -                -
          Net Cash Flows Provided (Used) by
            Investing Activities                          -          -                -
                                                  ---------- ---------- ----------------

Cash Flows From Financing Activities:
   Proceeds from common stock issuance                    -          -           70,000
   Proceeds from notes payable                            -          -           22,000
   Advances from related-party                        5,000      3,700           11,300
                                                  ---------- ---------- ----------------
          Net Cash Flows Provided by
            Financing Activities                      5,000      3,700          103,300
                                                  ---------- ---------- ----------------
Net Increase (Decrease) in Cash                         228     (4,176)             276

Cash at Beginning of Period                              48      4,218                -
                                                  ---------- ---------- ----------------
Cash at End of Period                             $     276  $      42  $           276
                                                  ========== ========== ================


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                     $       -  $      -   $             -
     Income taxes                                 $       -  $      -   $             -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the nine months ended December 31, 2001:
      None

   For the nine months ended December 31, 2000:
      None


The accompanying notes are an integral part of these unaudited condensed financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Fashion Tech International, Inc ("the Company") was organized under the laws of the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. The name of The Company was changed to Fashion Tech International, Inc on January 31, 1984. During 1999 the Company changed its domicile to the State of Nevada. The Company currently has no on-going operations and is considered to have re-entered the development stage as defined in SFAS No. 7 on April 1, 1985. The Company is currently seeking business opportunities or potential business acquisitions.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and 2000 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

     Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

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

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Reclassification - The financial statements for periods prior to December 31, 2001 have been reclassified to conform to the headings and classifications used in the December 31, 2001 unaudited condensed financial statements.

NOTE 2 - CAPITAL STOCK

     On April 28, 1999 the company amended its Articles of Incorporation changing the par value from $.005 to $.001. The company also authorized 5,000,000 shares of preferred stock with a par value of $.001. The company also changed its domicile from Utah to Nevada.

     On April 28, 1999, the Company authorized a 1 for 100 reverse stock split thus reducing the number of shares outstanding at that time to 591,082. The unaudited condensed financial statements for all periods have been restated to reflect the change.

     On June 7, 1999, the Company issued 3,000,000 shares of common stock for conversion of a $22,000 note payable and $434 of accrued interest.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $21,000, which may be applied against future taxable income and which expire in various years through 2021.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,000 as of December 31, 2001 with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,600 during 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances From Related Party - During the nine-month period ended December 31, 2001, a shareholder of the Company has made advances totaling $5,000 to the Company. No interest is being accrued on these advances. At December 31, 2001, the total amount owing the shareholder for advances is $11,300.

     Management Compensation - During the periods ended December 31, 2001 and 2000, the Company did not pay any compensation to any officer/directors of the Company.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

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

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended December 31, 2001 and 2000 and from the re-entering of development stage on April 1, 1985 through December 31, 2001:

                                                                            From the
                                                                            re-entering of
                                   For the Three          For the Nine      the development
                                   Months Ended           Months Ended      stage on April 1,
                                   December 31,           December 31,      1985 through
                              ______________________ _____________________  December 31,
                                  2001       2000       2001        2000        2001
                              ----------  ---------- ---------- ----------  -----------
     Loss from continuing
       operations available to
       common stockholders
       (numerator)             $       -   $  (3,020) $  (4,576) $  (8,363) $  (152,014)
                              ----------  ---------- ---------- ----------  -----------
     Weighted average
       number of common
       shares outstanding used
       in earnings per share
       during the period       3,591,082   3,591,082  3,591,082  3,591,082    1,021,944
                             ===========  ========== =========== =========  ===========

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Month Periods Ended December 31, 2001 and 2000

The Company had no revenue from continuing operations for the nine-month periods ended December 31, 2001 and 2000.

General and administrative expenses for the nine month periods ended December 31, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,576 and $8,363 for the nine-month periods ended December 31, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $4,576 for the nine months ended December 31, 2001, as compared to a net loss of $8,363 for the same period in 2000.

Liquidity and Capital Resources

During the nine months ended December 31, 2001, a shareholder of the Company advanced $5,000 to the Company. During the year ended March 2001, the shareholder advanced a total of $6,300 to the Company. The advances to the Company do not accrue interest. At December 31, 2001, the Company had a working capital deficit of $11,524, as compared to a working capital deficit of $6,948 at March 31, 2001. This decrease in working capital is attributable to general and administrative expenses incurred during the none-month period ended December 31, 2001, without any increase in cash.

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

                                          FASHION TECH INTERNATIONAL, INC.

Date:  February 13, 2002                  By: /s/ George R. Horton, Secretary