Form 10KSB
period 2002-03-31
FASHION TECH INTERNATIONAL INC
filed 2002-06-28
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002, or

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

As of March 31, 2002, the Registrant had outstanding 3,591,082 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

PART I

Item 1.  Description of Business                                               3

Item 2.  Description of Properties                                             7

Item 3.  Legal Proceedings                                                     7

Item 4.  Submission of Matters to a Vote of Security Holders                   7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters              7

Item 6.  Management's Discussion and Analysis of Financial Condition           8
         and Results of Operations

Item 7.  Financial Statements                                                  9

Item 8.  Changes in and Disagreements with Accountants                         9
         on Accounting and Financial Disclosure

PART III

Item 9.  Directors, Executive Officers, Promoters and Control                  9
         Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation                                              10

Item 11.  Security Ownership of Certain Beneficial Owners and Management      10

Item 12.  Certain Relationships and Related Transactions                      11

Item 13.  Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

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

                        ITEM 2. DESCRIPTION OF PROPERTIES

The Company utilizes office space at 1340 East 130 North, Springville, Utah 84663, provided by George Horton, an officer and director, without charge. The costs associated with the use of the telephone and mailing address are deemed by the Company to be immaterial, as the telephone and mailing address are used almost entirely the Company's officer for other business purposes. Mr. Horton is under no legal obligation to provide rent free office space.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

                ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In September 2001, the Company's common stock was included in the NASD's Bulletin Board system under the symbol "FTEI". Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. Since September 2001, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended             High Bid ($)               Low Bid ($)

September 30, 2001                     None                        None
December 31, 2001                     $0.10                       $0.01
March 31, 2002                        $0.10                       $0.10

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

On March 31, 2002, there were approximately 493 holders of record of the Company's Common Stock.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Years Ended March 31, 2002 and 2001

The Company had no operations or revenue during the last two fiscal years.

The Company had general and administrative expenses of $6,159 for the year ended March 31, 2002, as compared to $11,003 for the year ended March 31, 2001. These expenses are attributable to the administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company.

Due to the foregoing, the Company realized a net loss of $6,159 for the year ended March 31, 2002, as compared to a net loss of $11,003 for the year ended March 31, 2001. The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

During the fiscal years ended March 31, 2002 and 2001, Lynn Dixon, a majority shareholder of the Company, advanced $5,950 and $6,300, respectively, to the Company. No interest is being accrued on these advances. At March 31, 2002, the Company had $93 in cash, $950 in accounts payable and $12,250 in accounts payable to a related party giving the Company a working capital deficit of $13,107.

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

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 14.

                  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

           ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                       Age  Positions                            Since

Pam Jowett                 48   President and Director           December 1999

Paul W. Nielsen            80   Vice President and Director       March 1999

George P. Horton           68   Secretary/ Treasurer and         February 1999
                                Director

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

Paul W. Nielsen. Mr. Nielsen has been retired since 1984. Mr. Nielson is an officer and director of the Prestige Capital Corporation, a reporting public "shell" companies

George R. Horton. Mr. Horton received a degree in animal husbandry from Brigham Young University in 1955, and a degree in secondary education from the University of Utah in 1959. Since 1992, Mr. Horton has been the chief executive officer of Sonos Management Corporation, a private holding and investment Nevada corporation. He has served as an officer and director of Prestige Capital Corporation since 1989, which is a reporting public "shell" company. He served as an officer and director of Ventures-United, Inc., from 1999 to January 2002, which is also a reporting public "shell" company.

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

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2002, the number and percentage of the 3,591,082 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Principal Shareholders            Common Shares            Percent of Class

Lynn Dixon                          1,974,750                   54.99
311 S. State Street, Suite 460
Salt Lake City, UT 84111

Scott Bills                          300,000                     8.35
1476 East 3045 South
Salt Lake City, UT 84106

Paul McAlister                       300,000                     8.35
485 West 40 South
Lindon, UT 84042

Clair Olsen                          300,000                     8.35
768 Gull Avenue
Foster City, CA 94404

Officers and Directors

Pam Jowett                             -0-                       -0-
2508 South 1300 East
Salt Lake City, 84106

Paul W. Nielsen                        -0-                       -0-
11188 South Woodfield Road
South Jordan, Utah 84095

George P. Horton                       -0-                       -0-
1340 East 130 North
Springville, Utah 84663

All officers and directors             -0-                       -0-
as a group:  (3 persons)

                  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal years ended March 31, 2002 and 2001, Lynn Dixon, a majority shareholder of the Company, advanced $5,950 and $6,300, respectively, to the Company. No interest is being accrued on these advances. As a result, the Company carries an account payable to a related party, which bears no interest, in the amount of $12,250.

During the fiscal year ended March 21, 2002 and 2001, the Company utilized office space at 1340 East 130 North, Springville, Utah 84663, which was provided by George Horton, an officer and director. The Company does not pay rent for this office space.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Copies of the following documents are included as exhibits pursuant to Item 601 of Regulation S-B.

Exhibits

   SEC Ref. No.               Title of Document                   Location
   ------------               -----------------                   --------
        2                     Articles of Merger                    (1)
       3.1                Articles of Incorporation                 (1)
       3.2                         By-Laws                          (1)

   (1) Filed on Form 10-KSB for the fiscal year ended March 31, 1999 with the SEC on January 27, 2000 and incorporated herein by this reference.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last fiscal year of 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FASHION TECH INTERNATIONAL, INC.


Date:  June 25, 2002                  By:   /s/ Pam Jowett
                                            President


Date:  June 25, 2002                  By:   /s/ George R. Horton
                                            Secretary and Treasurer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  June 25, 2002                 By:   /s/ Pam Jowett
                                            Director


Dated:  June __, 2002                 By:   ________________________
                                            Paul W. Nielsen
                                            Director


Dated:  June 25, 2002                 By:   /s/ George R. Horton
                                            Director

                        FASHION TECH INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2002




                                    I N D E X



Independent Auditors' Report......................................... 15

Balance Sheet........................................................ 16

Statements of Operations............................................. 17

Statements of Stockholders' Equity (Deficit)......................... 18

Statements of Cash Flows............................................. 19

Notes to the Financial Statements.................................... 20

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
FASHION TECH INTERNATIONAL, INC
Salt Lake City, Utah

We have audited the accompanying balance sheet of Fashion Tech International, Inc [a development stage company] at March 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fashion Tech International, Inc. as of March 31, 1999 and for the periods then ended were audited by other auditors whose report dated May 28, 1999 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Fashion Tech International, Inc as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

May 8, 2002
Salt Lake City, Utah

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS


                                                                      March 31,
                                                                        2002
                                                                     -----------
CURRENT ASSETS:
   Cash in bank                                                     $         93
                                                                     -----------
          Total Current Assets                                                93
                                                                     -----------

                                                                    $         93
                                                                    ------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                                 $        950
   Advances - related party                                               12,250
                                                                     -----------
          Total Current Liabilities                                       13,200
                                                                     -----------

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     no shares issued and
     outstanding                                                               -
 Common stock, $.001 par value,
     120,000,000 shares authorized,
     3,591,082 shares issued and
     outstanding                                                           3,591
   Capital in excess of par value                                        550,448
   Retained deficit                                                    (413,549)
   Deficit accumulated during the
     development stage                                                 (153,597)
                                                                     -----------
          Total Stockholders' Equity (Deficit)                          (13,107)
                                                                     -----------
                                                                    $         93
                                                                    ------------




      The accompanying notes are an integral part of this financial statement.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS



                                                                    From the
                                                              Re-entering of the
                                              For the              Development
                                            Years Ended        Stage on April 1,
                                             March 31,            1985 Through
                                      ______________________        March 31,
                                         2002        2001             2002
                                      ----------  ----------  ------------------
                                                                   (Unaudited)

REVENUE                                 $      -    $      -      $            -

COST OF SALES                                  -           -                   -
                                        --------    --------      --------------
GROSS PROFIT                                   -           -                   -

EXPENSES:
   General and administrative              6,159      11,003             155,107
                                        --------    --------      --------------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                  (6,159)    (11,003)          (155,107)
                                        --------    --------      --------------
OTHER INCOME (EXPENSE):
   Interest expense                            -           -               (434)
   Gain on disposal of assets                  -           -               1,944
                                        --------    --------      --------------
TOTAL OTHER INCOME (EXPENSE)                   -           -               1,510
                                        --------    --------      --------------
LOSS BEFORE INCOME TAXES                  (6,159)    (11,003)          (153,597)

CURRENT TAX EXPENSE                            -           -                   -

DEFERRED TAX EXPENSE                           -           -                   -
                                        --------    --------      --------------

NET LOSS                                $ (6,159)   $(11,003)     $    (153,597)
                                        --------    --------      --------------

LOSS PER COMMON SHARE                   $   (.00)   $   (.00)     $        (.15)
                                        --------    --------      --------------








   The accompanying notes are an integral part of these financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FROM THE DATE OF THE RE-ENTERING OF THE DEVELOPMENT STAGE ON

                      APRIL 1, 1985 THROUGH MARCH 31, 2002

                                                                                       Deficit
                                                                                     Accumulated
                                          Common Stock        Capital in              During the
                                      _____________________   Excess of   Retained   Development
                                      Shares       Amount     Par Value   Deficit       Stage
                                      ----------------------------------------------------------
BALANCE, April 1, 1985                183,063      $  183     $ 327,382   $(413,549) $        -

Issuance of 108,000 shares of common
  stock for cash at $.50 per share,
  November 1985                       108,000         108        53,892           -           -

Return and cancellation of 20,000
  shares of common stock, November
  1985                                (20,000)        (20)       (9,998)          -           -

Issuance of 80 shares of common
  stock for cash at $.50 per share,
  November 1985                            80           -            40           -           -

Issuance of 80,000 shares of common
  stock for assets at $.50 per share,
  March 1986                           80,000          80        39,920           -           -

Issuance of 20,000 shares of common
  stock for services at $.50 per
  share, June 1986                     20,000          20         9,998           -           -

Issuance of 220,000 shares of common
  stock for cash at $.50 per share,
  October 1986                        220,000         220       109,780           -           -

Net loss from the re-entering of the
  development stage on April 1, 1985
  through March 31, 1998                    -           -             -           -    (118,056)
                                      ----------------------------------------------------------
BALANCE, March 31, 1998               591,143         591       531,014    (413,549)   (118,056)

Net loss for the year ended
  March 31, 1999                            -           -             -           -      (8,666)
                                      ----------------------------------------------------------
BALANCE, March 31, 1999               591,143         591       531,014    (413,549)   (126,722)

Fractional share adjustment               (61)          -             -           -           -

Issuance of 3,000,000 shares of
  common stock to retire note
  payable and accrued interest at
  $.001 per share, June 1999        3,000,000       3,000        19,434           -           -

Net loss for the year ended March
  31, 2000                                  -           -             -           -      (9,713)
                                    ------------------------------------------------------------
BALANCE, March 31, 2000             3,591,082       3,591       550,448    (413,549)    (136,435)

Net loss for the year ended March
  31, 2001                                  -           -             -           -      (11,003)
                                    -------------------------------------------------------------
BALANCE, March 31, 2001             3,591,082       3,591       550,448    (413,549)    (147,438)

Net loss for the year ended March
  31, 2002                                  -           -             -           -       (6,159)
                                    -------------------------------------------------------------
BALANCE, March 31, 2002             3,591,082       3,591       550,448    (413,549)    (153,597)
                                    -------------------------------------------------------------



      The accompanying notes are an integral part of this financial statement.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS


                                                                   From the
                                                              Re-entering of the
                                             For the              Development
                                           Years Ended        Stage on April 1,
                                             March 31,           1985 Through
                                       _____________________       March 31,
                                          2002       2001            2002
                                        --------  ----------   -----------------
                                                                  (Unaudited)
Cash Flows From Operating Activities:
   Net loss                             $(6,159)  $ (11,003)   $       (153,597)
   Adjustments to reconcile net loss to
     net cash used by operating
       activities:
     Non-cash expenses                         -           -              50,000
     Changes in assets and liabilities:
      Increase (decrease) in accounts
        payable                              254         533               (994)
      Increase in accrued interest             -           -                 434
                                        --------  ----------   -----------------
        Net Cash (Used) by Operating
          Activities                     (5,905)    (10,470)           (104,157)
                                        --------  ----------   -----------------

Cash Flows From Investing Activities           -           -                   -

        Net Cash (Used) by Investing
          Activities                           -           -                   -
                                        --------  ----------   -----------------

Cash Flows From Financing Activities:
   Proceeds from common stock issuance         -           -              70,000
   Proceeds from notes payable                 -           -              22,000
   Advances from related party             5,950       6,300              12,250
                                        --------  ----------   -----------------
        Net Cash Provided by Financing
          Activities                       5,950       6,300             104,250
                                        --------  ----------   -----------------

Net Increase (Decrease) in Cash               45     (4,170)                  93

Cash at Beginning of Period                   48       4,218                   -
                                        --------  ----------   -----------------

Cash at End of Period                   $     93  $       48   $              93
                                        --------  ----------   -----------------

Supplemental Disclosures of Cash Flow
  Information:
   Cash paid during the period for:
     Interest                           $      -  $        -   $               -
     Income taxes                       $      -  $        -   $               -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the year ended March 31, 2002:
      None

   For the year ended March 31, 2001:
      None






    The accompanying notes are an integral part of these financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Fashion Tech International, Inc ("the Company") was organized under the laws of the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. The name of the Company was changed to Fashion Tech International, Inc on January 31, 1984. During 1999, the Company changed its domicile to the State of Nevada. The Company currently has no on-going operations and is considered to have re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7 on April 1, 1985. The Company is currently seeking business opportunities or potential business acquisitions.

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Restatement - The financial statements for all periods have been restated to reflect a 100 for 1 reverse stock split which was effected during April 1999.

     Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

NOTE 2 - CAPITAL STOCK

     On April 28, 1999, the company amended its Articles of Incorporation changing the par value from $.005 to $0.001. The company also authorized 5,000,000 shares of preferred stock with a par value of $.001.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

    On April 28, 1999, the Company authorized a 1 for 100 reverse stock split thus reducing the number of shares outstanding at that time to 591,082. The financial statements for all periods have been restated to reflect the stock split.

   On June 7, 1999, the Company issued 3,000,000 shares of common stock for the conversion of a $22,000 note payable and $434 of accrued interest.

NOTE 3 - INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $22,200, which may be applied against future taxable income and which expire in various years through 2022.

   The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,500 and $5,400 as of March 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,100 during the year ended March 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

   Advances From Related Party - During the years ended March 31, 2002 and 2001, respectively, a shareholder of the Company advanced $5,950 and $6,300 to the Company. No interest is being accrued on these advances. At March 31, 2002, the total amount owing the shareholder for advances is $12,250.

   Management Compensation - During the years ended March 31, 2002 and 2001, the Company did not pay any compensation to any officer/director of the Company.

   Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

   The following data show the amounts used in computing loss per share and the effect of dilutive potential common stock for the periods presented:

                                                                   From the
                                                              Re-entering of the
                                                For the           Development
                                              Years Ended      Stage on April 1,
                                               March 31,          1985 Through
                                        _____________________    March 31, 2002
                                           2002        2001
                                        ----------  ---------   ----------------
      Loss from continuing operations
        available to common stockholders
        (numerator)                     $  (6,159)  $ (11,003)    $    (153,597)
                                        ----------  ---------   ----------------
      Weighted average number of
        common shares outstanding
        used in loss per share
        (denominator)                    3,591,082  3,591,082          1,059,190
                                        ----------  ---------   ----------------

   Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.