Form 10QSB
period 2002-06-30
FASHION TECH INTERNATIONAL INC
filed 2002-08-08
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002 there were 3,591,082 shares of common stock outstanding.

                                   FORM 10-QSB
                        FASHION TECH INTERNATIONAL, INC.

                                      INDEX
                                                                      Page
PART I.       Financial Information                                      2

              Financial Statements                                       3

              Unaudited Condensed Balance Sheets                         3
              June 30, 2002 and March 31, 2002

              Unaudited  Condensed  Statements of Operations For the     4
              Three Months Ended June 30, 2002 and 2001, and
              From re-entering Development Stage On
              April 1, 1985 to June 30, 2002

              Unaudited  Condensed  Statements of Cash Flows For the     5
              Three Months Ended June 30, 2002 and 2001, and
              From re-entering Development Stage On
              April 1, 1985 to June 30, 2002

              Notes to Unaudited Condensed Financial Statements          6

              Management's Discussion and Analysis of                    9
              Financial Condition and Results of Operations

PART II.      Other Information                                         10

Signatures                                                              10

                                     PART I.
                              Financial Information

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                      June 30,         March 31,
                                                        2002            2002
                                                     -----------     -----------
CURRENT ASSETS:
   Cash in bank                                     $       108     $        93
                                                     -----------     -----------
          Total Current Assets                              108              93
                                                     -----------     -----------

                                                    $       108     $        93
                                                     -----------     -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                 $       900     $       950
   Advances - related party                              12,950          12,250
                                                     -----------     -----------
          Total Current Liabilities                      13,850          13,200
                                                     -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     no shares issued and
     outstanding                                              -               -
 Common stock, $.001 par value,
     120,000,000 shares authorized,
     3,591,082 shares issued and
     outstanding                                          3,591           3,591
   Capital in excess of par value                       550,448         550,448
   Retained deficit                                    (413,549)       (413,549)
   Deficit accumulated during the
     development stage                                 (154,232)       (153,597)
                                                     -----------     -----------
          Total Stockholders' Equity (Deficit)          (13,742)        (13,107)
                                                     -----------     -----------
                                                    $       108     $        93
                                                     -----------     -----------

Note:The balance sheet of March 31, 2002 was taken from the audited financial statements at that date and condensed

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                        From the
                                                                    Re-entering of
                                                  For the Three     the Development
                                                  Months Ended     Stage on April 1,
                                                    June 30,         1985 through
                                            ----------------------     June 30,
                                                2002        2001         2002
                                            ----------  ----------   -----------
REVENUE                                      $       -   $       -    $        -

COST OF SALES                                        -           -             -
                                            ----------  ----------   -----------
GROSS PROFIT                                         -           -             -

EXPENSES:
   General and administrative                      635       2,515       155,742
                                            ----------  ----------   -----------
LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                          (635)     (2,515)     (155,742)
                                            ----------  ----------   -----------
OTHER INCOME (EXPENSE):
   Interest expense                                  -           -          (434)
   Gain on disposal of assets                        -           -         1,944
                                            ----------  ----------   -----------
TOTAL OTHER INCOME (EXPENSE)                         -           -         1,510
                                            ----------  ----------   -----------
LOSS BEFORE INCOME TAXES                          (635)     (2,515)     (154,232)

CURRENT TAX EXPENSE                                  -           -             -

DEFERRED TAX EXPENSE                                 -           -             -
                                            ----------  ----------   -----------

NET LOSS                                     $    (635)  $  (2,515)  $  (154,232)
                                            ----------  ----------   -----------

LOSS PER COMMON SHARE                        $    (.00)  $    (.00)  $      (.14)
                                            ==========  ==========   ===========

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                              From the
                                                                           Re-entering of
                                                       For the Three         Development
                                                       Months Ended       Stage on April 1,
                                                         June 30,           1985 Through
                                                  ----------------------      June 30,
                                                     2002        2001           2002
                                                  ----------  ----------   ----------------
Cash Flows From Operating Activities:
   Net loss                                       $    (635)  $  (2,515)   $      (154,232)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
      Non-cash expenses                                   -           -             50,000
      Changes in assets and liabilities:
         Increase (decrease) in accounts payable        (50)        613             (1,044)
         Increase in accrued interest                     -           -                434
                                                  ----------  ----------   ----------------
          Net Cash (Used) by Operating
            Activities                                 (685)     (1,902)          (104,842)
                                                  ----------  ----------   ----------------

Cash Flows From Investing Activities                      -           -                  -

          Net Cash (Used) by Investing Activities         -           -                  -
                                                  ----------  ----------   ----------------

Cash Flows From Financing Activities:
   Proceeds from common stock issuance                    -           -             70,000
   Proceeds from notes payable                            -           -             22,000
   Advances from related party                          700       2,000             12,950
                                                  ----------  ----------   ----------------
          Net Cash Provided by Financing
            Activities                                  700       2,000            104,950
                                                  ----------  ----------   ----------------
Net Increase (Decrease) in Cash                          15          98                108

Cash at Beginning of Period                              93          48                  -
                                                  ----------  ----------   ----------------
Cash at End of Period                             $     108   $     146     $          108
                                                  ==========  ==========   ================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                     $       -   $       -     $            -
     Income taxes                                 $       -   $       -     $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the three months ended June 30, 2002:
      None

   For the three months ended June 30, 2001:
      None


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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $25,100, which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,500 and $8,300 as of June 30, 2002 and March 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $200 during the three months ended June 30, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances From Related Party - During the three months ended June 30, 2002, a shareholder of the Company advanced $700 to the Company. No interest is being accrued on these advances. At June 30, 2002, the total amount owing the shareholder for advances is $12,950.

     Management Compensation - During the three months ended June 30, 2002 and 2001, the Company did not pay any compensation to any officer/director of the Company.

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

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect of dilutive potential common stock for the periods presented:

                                                                   From the
                                                                re-entering of
                                             For the Three      the development
                                             Months Ended      stage on April 1,
                                               June 30,          1985 through
                                       -----------------------     June 30,
                                          2002         2001          2002
                                       ----------   ----------   -----------
      Loss from continuing
        operations available to
        common stockholders
        (numerator)                    $     (635)   $  (2,515)  $  (154,232)
                                       ----------   ----------   -----------
      Weighted average number
        of common shares
        outstanding used in loss
        per share during the
        period (denominator)            3,591,082    3,591,082     1,095,768
                                       ==========   ==========   ===========

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month Periods Ended June 30, 2002 and 2001

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2002 and 2001.

General and administrative expenses for the three month periods ended June 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $635 and $2,515 for the three-month periods ended June 30, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $635 for the three months ended June 30, 2002, as compared to a net loss of $2,515 for the same period in 2001.

Liquidity and Capital Resources

During the three months ended June 30, 2002, Lynn Dixon, a majority shareholder of the Company advanced $700 to the Company. At June 30, 2002, the Company had $108 in cash, $900 in accounts payable and $12,950 in accounts payable to Mr. Dixon as a related party. At June 30, 2002, the Company had a working capital deficit of $13,742, as compared to a working capital deficit of $13,107 at March 31, 2002. This decrease in working capital is attributable to general and administrative expenses incurred during the quarter without any increase in cash.

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

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

                           PART II. OTHER INFORMATION

Reports on Form 8-K:  None

Exhibits: Included as Exhibit No. 99.1 is a certification required by the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FASHION TECH INTERNATIONAL, INC.


Date:  August 6, 2002               By: /s/ Pam Jowett, President