Form 10QSB
period 2002-09-30
FASHION TECH INTERNATIONAL INC
filed 2002-11-19
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002 there were 3,591,082 shares of common stock outstanding.

                                   FORM 10-QSB
                       FASHION TECH INTERNATIONAL, INC.

                                      INDEX
                                                                        Page
PART I.       Financial Information                                      2

              Item 1.  Financial Statements                              3

              Unaudited Condensed Balance Sheets                         3
              September 30, 2002 and March 31, 2002

              Unaudited  Condensed  Statements of Operations For         4
              The Three and Six Months Ended  September 30, 2002 and
              2001, and From Re-entering Development Stage On
              April 1, 1985 to September 30, 2002

              Unaudited  Condensed  Statements of Cash Flows For         5
              The Six Months Ended September 30, 2002 and 2001, and
              From Re-entering Development Stage On April 1, 1985
              to September 30, 2002

              Notes to Unaudited Condensed Financial Statements          6

              Item 2.  Management's  Discussion  and Analysis or         9
              Plan of Operation

              Item 3.  Controls and Procedures                          10

PART II.      Other Information                                         10

Signatures                                                              10

                                     PART I.
                          Item 1. Financial Information

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    September 30,      March 31,
                                                        2002            2002
                                                     -----------     -----------
CURRENT ASSETS:
   Cash in bank                                     $        69     $        93
                                                     -----------     -----------
          Total Current Assets                               69              93
                                                     -----------     -----------

                                                    $        69     $        93
                                                     ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                 $       400     $       950
   Advances - related party                              14,950          12,250
                                                     -----------     -----------
          Total Current Liabilities                      15,350          13,200
                                                     -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     no shares issued and
     outstanding                                              -               -
 Common stock, $.001 par value,
     120,000,000 shares authorized,
     3,591,082 shares issued and
     outstanding                                          3,591           3,591
   Capital in excess of par value                       550,448         550,448
   Retained deficit                                    (413,549)       (413,549)
   Deficit accumulated during the
     development stage                                 (155,771)       (153,597)
                                                     -----------     -----------
          Total Stockholders' Equity (Deficit)          (15,281)        (13,107)
                                                     -----------     -----------
                                                    $        69     $        93
                                                     ===========     ===========


Note:The balance sheet of March 31, 2002 was taken from the audited financial statements at that date and condensed.

              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                         From the
                                                                      Re-entering of
                                    For the Three      For the Six    the Development
                                    Months Ended       Months Ended   Stage on April 1,
                                    September 30,      September 30,    1985 through
                                  ----------------- -----------------   September 30,
                                    2002     2001     2002     2001         2002
                                  -------- -------- -------- -------- ----------------
REVENUE                           $     -  $     -  $     -  $     -  $             -

COST OF SALES                           -        -        -        -                -
                                  -------- -------- -------- -------- ----------------
GROSS PROFIT                            -        -        -        -                -

EXPENSES:
   General and administrative       1,539    2,061    2,174    4,576          157,281
                                  -------- -------- -------- -------- ----------------
LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)                        (1,539)  (2,061)  (2,174)  (4,576)        (157,281)
                                  -------- -------- -------- -------- ----------------
OTHER INCOME (EXPENSE):
   Interest expense                     -        -        -        -             (434)
   Gain on disposal of assets           -        -        -        -            1,944
                                  -------- -------- -------- -------- ----------------
TOTAL OTHER INCOME
  (EXPENSE)                             -        -        -        -            1,510
                                  -------- -------- -------- -------- ----------------
LOSS BEFORE INCOME TAXES           (1,539)  (2,061)  (2,174)  (4,576)        (155,771)

CURRENT TAX EXPENSE                     -        -        -        -                -

DEFERRED TAX EXPENSE                    -        -        -        -                -
                                  -------- -------- -------- -------- ----------------
NET LOSS                          $(1,539) $(2,061) $(2,174) $(4,576) $      (155,771)
                                  ======== ======== ======== ======== ================
LOSS PER COMMON SHARE             $  (.00) $  (.00) $  (.00) $  (.00) $          (.14)
                                  ======== ======== ======== ======== ================


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             From the
                                                                           Re-entering of
                                                       For the Six          Development
                                                      Months Ended       Stage on April 1,
                                                      September 30,        1985 Through
                                                 ----------------------    September 30,
                                                     2002        2001          2002
                                                 ----------  ----------  ----------------
Cash Flows From Operating Activities:
   Net loss                                      $  (2,174)  $  (4,576)  $      (155,771)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Non-cash expenses                                  -           -            50,000
      Changes in assets and liabilities:
         Increase (decrease) in accounts payable      (550)       (196)           (1,544)
         Increase in accrued interest                    -           -               434
                                                 ----------  ----------  ----------------
          Net Cash (Used) by Operating
            Activities                              (2,724)     (4,772)         (106,881)
                                                 ----------  ----------  ----------------

Cash Flows From Investing Activities                     -           -                 -

          Net Cash (Used) by Investing Activities        -           -                 -
                                                 ----------  ----------  ----------------

Cash Flows From Financing Activities:
   Proceeds from common stock issuance                   -           -            70,000
   Proceeds from notes payable                           -           -            22,000
   Advances from related party                       2,700       5,000            14,950
                                                 ----------  ----------  ----------------
          Net Cash Provided by Financing
            Activities                               2,700       5,000           106,950
                                                 ----------  ----------  ----------------
Net Increase (Decrease) in Cash                        (24)        228                69

Cash at Beginning of Period                             93          48                 -
                                                 ----------  ----------  ----------------
Cash at End of Period                            $      69   $     276   $            69
                                                 ==========  ==========  ================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                    $       -   $       -   $             -
     Income taxes                                $       -   $       -   $             -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the six months ended September 30, 2002:
      None

   For the six months ended September 30, 2001:
      None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     Reclassification - The financial  statements for periods prior to September
     30,  2002  have  been   reclassified   to  conform  to  the   headings  and
     classifications used in the September 30, 2002 financial statements.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $26,600, which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,600 and $8,300 as of September 30, 2002 and March 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $300 during the six months ended September 30, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances From Related Party - During the six months ended September 30, 2002, a shareholder of the Company advanced $2,700 to the Company. No interest is being accrued on these advances. At September 30, 2002, the total amount owing the shareholder for advances is $14,950.

                         FASHION TECH INTERNATIONAL, INC
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Management Compensation - During the six months ended September 30, 2002 and 2001, the Company did not pay any compensation to any officer/director of the Company.

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

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect of dilutive potential common stock for the periods presented:

                                                                                          From the
                                                                                       Re-entering of
                                            For the Three           For the Six        the Development
                                            Months Ended            Months Ended       Stage on April 1,
                                            September 30,           September 30,        1985 through
                                      ------------------------ -----------------------   September 30,
                                          2002        2001        2002        2001           2002
                                      ------------ ----------- ----------- ----------- ----------------
      Loss from continuing
        operations available to
        common stockholders
        (numerator)                   $    (1,539) $   (2,061) $   (2,174) $   (4,576) $      (155,771)
                                      ------------ ----------- ----------- ----------- ----------------
      Weighted average number of
        common shares outstanding
        used in loss per share during
        the period (denominator)        3,591,082   3,591,082   3,591,082   3,591,082        1,131,688

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

      Item 2. Management's Discussion And Analysis or Plan of Operation

Results of Operations

Six Month Periods Ended September 30, 2002 and 2001

The Company had no revenue from continuing operations for the six-month periods ended September 30, 2002 and 2001.

General and administrative expenses for the six month periods ended September 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,174 and $4,576 for the six-month periods ended September 30, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,174 for the six months ended September 30, 2002, as compared to a net loss of $4,576 for the same period in 2001.

Liquidity and Capital Resources

During the six months ended September 30, 2002, Lynn Dixon, a majority shareholder of the Company advanced $2,700 to the Company. At September 30, 2002, the Company had $69 in cash, $400 in accounts payable and $14,950 in accounts payable to Mr. Dixon as a related party. At September 30, 2002, the Company had a working capital deficit of $15,281, as compared to a working capital deficit of $13,107 at March 31, 2002. This decrease in working capital is attributable to general and administrative expenses incurred during the quarter without any increase in cash.

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

                         Item 3. Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.

Subsequent to September 30, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

                   Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None

Exhibits:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FASHION TECH INTERNATIONAL, INC.


Date: November 13, 2002             By: /s/ Pam Jowett, Chief Executive
and Financial Officer

   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                              Section 906 of the
                           Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Fashion Tech International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pam Jowett, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 13, 2002                   By: /s/ Pam Jowett, Chief Executive
                                          and Financial Officer

                                  CERTIFICATION

I, Pam Jowett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fashion Tech International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                   /s/ Pam Jowett, Chief Executive and
                                          Financial Officer