Form 10QSB
period 2002-12-31
FASHION TECH INTERNATIONAL INC
filed 2003-02-19
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

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

               311 South State Street, Suite 460, Salt Lake City, Utah 84111
                          (Address of principal executive offices)

                                       (801) 364-9262
                                (Issuer's telephone number)

                        1340 East 130 North, Springville, Utah 84663
            (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 3,591,082 shares of common stock outstanding.

                                        FORM 10-QSB
                              FASHION TECH INTERNATIONAL, INC.

                                           INDEX
                                                                      Page
PART I.       Financial Information                                      2

              Item 1.  Financial Statements                              3

              Unaudited Condensed Balance Sheets                         3
              December 31, 2002 and March 31, 2002

              Unaudited Condensed Statements of Operations For           4
              The
              Three and Nine Months Ended December 31, 2002 and
              2001, and
              From Re-entering Development Stage On
              April 1, 1985 to December 31, 2002

              Unaudited Condensed Statements of Cash Flows For           5
              The
              Nine Months Ended December 31, 2002 and 2001, and
              From Re-entering Development Stage On
              April 1, 1985 to December 31, 2002

              Notes to Unaudited Condensed Financial Statements          6

              Item 2.  Management's Discussion and Analysis or           9
              Plan of Operation

              Item 3.  Controls and Procedures                          10

PART II.      Other Information                                         10

Signatures                                                              10

                                          PART I.
                               Item 1. Financial Information

                                FASHION TECH INTERNATIONAL, INC
                                 [A Development Stage Company]

                              UNAUDITED CONDENSED BALANCE SHEETS


                                            ASSETS

                                                    December 31,       March 31,
                                                        2002            2002
                                                     ___________     ___________
CURRENT ASSETS:
   Cash in bank                                    $          -    $         93
                                                     ___________     ___________
          Total Current Assets                                -              93
                                                     ___________     ___________

                                                   $          -    $         93
                                                     ___________     ___________

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Bank overdraft                                  $        467    $          -
   Accounts payable                                         400             950
   Advances - related party                              14,950          12,250
                                                     ___________     ___________
          Total Current Liabilities                      15,817          13,200
                                                     ___________     ___________

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     no shares issued and
     outstanding                                              -               -
 Common stock, $.001 par value,
     120,000,000 shares authorized,
     3,591,082 shares issued and
     outstanding                                          3,591           3,591
   Capital in excess of par value                       550,448         550,448
   Retained deficit                                   (413,549)        (413,549)
   Deficit accumulated during the
     development stage                                (156,307)        (153,597)
                                                     ___________     ___________
          Total Stockholders' Equity (Deficit          (15,817)         (13,107)
                                                     ___________     ___________
                                                    $          -    $         93
                                                     ___________     ___________

Note: The balance sheet of March 31, 2002 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                                FASHION TECH INTERNATIONAL, INC
                                 [A Development Stage Company]

                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                    From the
                                                                 Re-entering of
                           For the Three        For the Nine    the Development
                           Months Ended         Months Ended   Stage on April 1,
                            December 31,         December 31,     1985 through
                         ___________________  ___________________  December 31,
                          2002       2001      2002       2001        2002
                        ____________________ ___________________________________
REVENUE                 $       - $       -  $       - $       -  $           -

COST OF SALES                   -         -          -         -              -
                        ____________________ ___________________________________
GROSS PROFIT                                         -         -              -

EXPENSES:
   General and
    administrative            536         -      2,710     4,576        157,817
                        ____________________ ___________________________________
LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)                  (536)        -     (2,710)   (4,576)      (157,817)
                        ____________________ ___________________________________
OTHER INCOME (EXPENSE):
   Interest expense             -         -          -         -           (434)
   Gain on disposal of
    assets                      -         -          -         -          1,944
                        ____________________ ___________________________________
TOTAL OTHER INCOME
  (EXPENSE)                     -         -          -         -          1,510
                        ____________________ ___________________________________
LOSS BEFORE INCOME TAXES     (536)        -     (2,710)   (4,576)      (156,307)

CURRENT TAX EXPENSE             -         -          -         -              -

DEFERRED TAX EXPENSE            -         -          -         -              -
                        ____________________ ___________________________________
NET LOSS                $    (536)     $  -   $ (2,710) $ (4,576)   $  (156,307)
                        ____________________ ___________________________________
LOSS PER COMMON SHARE   $    (.00)     $  -   $   (.00) $   (.00)   $      (.13)
                        ____________________ ___________________________________












The accompanying notes are an integral part of these unaudited condensed financial statements.

                                FASHION TECH INTERNATIONAL, INC
                                 [A Development Stage Company]

                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                  From the
                                                               Re-entering of
                                           For the Nine          Development
                                           Months Ended       Stage on April 1,
                                           December 31,         1985 Through
                                       ______________________     December 31,
                                          2002        2001           2002
                                       __________  __________   ________________
Cash Flows From Operating Activities:
   Net loss                            $   (2,710) $   (4,576)    $    (156,307)
   Adjustments to reconcile net loss to
     net cash used by operating
      activities:
       Non-cash expenses                        -           -            50,000
       Changes in assets and liabilities:
         Increase (decrease) in accounts
          payable                            (550)       (196)           (1,544)
         Increase in accrued interest           -           -               434
                                       __________  __________    _______________
          Net Cash (Used) by Operating
            Activities                     (3,260)     (4,772)         (107,417)
                                       __________  __________    _______________

Cash Flows From Investing Activities            -           -                 -

          Net Cash (Used) by Investing
            Activities                          -           -                 -
                                       __________  __________    _______________

Cash Flows From Financing Activities:
   Proceeds from bank overdraft               467           -               467
   Proceeds from common stock issuance          -           -            70,000
   Proceeds from notes payable                  -           -            22,000
   Advances from related party              2,700       5,000            14,950
                                       __________  __________    _______________
          Net Cash Provided by
            Financing Activities            3,167       5,000           107,417
                                       __________  __________    _______________
Net Increase (Decrease) in Cash               (93)        228                 -

Cash at Beginning of Period                    93          48                 -
                                       __________  __________    _______________
Cash at End of Period                   $       -   $     276     $           -
                                      =========== ===========   ================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                           $       -   $      -      $           -
     Income taxes                       $       -   $      -      $           -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the nine months ended December 31, 2002:
      None

   For the nine months ended December 31, 2001:
      None





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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     Reclassification  - The financial  statements for periods prior to December
     31,  2002  have  been   reclassified   to  conform  to  the   headings  and
     classifications used in the December 31, 2002 financial statements.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $27,200, which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,700 and $8,300 as of December 31, 2002 and March 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $400 during the nine months ended December 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances From Related Party - During the nine months ended December 31, 2002, a shareholder of the Company advanced $2,700 to the Company. No interest is being accrued on these advances. At December 31, 2002, the total amount owing the shareholder for advances is $14,950.

                                FASHION TECH INTERNATIONAL, INC
                                 [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Management Compensation - During the nine months ended December 31, 2002 and 2001, the Company did not pay any compensation to any officer/director of the Company.

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

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect of dilutive potential common stock for the periods presented:

                                                                                 From the
                                                                              Re-entering of
                                         For the Three        For the Nine    the Development
                                         Months Ended         Months Ended   Stage on April 1,
                                         December 31,         December 31,     1985 through
                                   __________________________________________  December 31,
                                       2002       2001      2002       2001        2002
                                    ____________________ _________________________________
      Loss from continuing
        operations available to
        common stockholders
        (numerator)                 $    (536) $  -      $ (2,710)  $  (4,576)$   (156,307)
                                    ____________________ _________________________________
      Weighted average number of
        common shares outstanding
        used in loss per share during
        the period (denominator)     3,591,082 3,591,082  3,591,082  3,591,082   1,166,590
                                    ____________________ _________________________________

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

             Item 2. Management's Discussion And Analysis or Plan of Operation

Results of Operations

Nine Month Periods Ended December 31, 2002 and 2001

The Company had no revenue from continuing operations for the nine-month periods ended December 31, 2002 and 2001.

General and administrative expenses for the nine month periods ended December 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,710 and $4,576 for the nine-month periods ended December 31, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,710 for the nine months ended December 31, 2002, as compared to a net loss of $4,576 for the same period in 2001.

Liquidity and Capital Resources

During the nine months ended December 31, 2002, Lynn Dixon, a majority shareholder of the Company advanced $2,700 to the Company. At December 31, 2002, the Company had a bank overdraft of $467, $400 in accounts payable and $14,950 in accounts payable to Mr. Dixon as a related party. At December 31, 2002, the Company had a working capital deficit of $15,817, as compared to a working capital deficit of $13,107 at March 31, 2002. This decrease in working capital is attributable to general and administrative expenses incurred during the quarter without any increase in cash.

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

                              Item 3. Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended December 31, 2002.

Subsequent to December 31, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                 PART II. OTHER INFORMATION

                          Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None

Exhibits:  None

                                          SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FASHION TECH INTERNATIONAL, INC.


Date: February 18, 2003             By: /s/ Pam Jowett, Chief Executive and
                                        Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Fashion Tech International, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pam Jowett, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 18, 2003             By: /s/ Pam Jowett, Chief Executive and
                                        Financial Officer

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



Date: February 18, 2003            By: /s/ Pam Jowett, Chief Executive and
                                       Financial Officer