Form 10KSB
period 2003-03-31
FASHION TECH INTERNATIONAL INC
filed 2003-06-27
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003    Commission File No. 2-93231-NY

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the transition period from           to           .

                   FASHION TECH INTERNATIONAL, INC.
            (Name of small business issuer in its charter)

           Nevada                                         87-0395695
     State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                     Identification No.)

    311 South State Street, Suite 460, Salt Lake City, Utah 84111
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 364-9262

            1340 East 130 North, Springville, Utah 84663
    (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.                                    Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

Issuer's revenues for its most recent fiscal year.         $   -0-

The aggregate market value of the voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at March 31, 2003: 3,591,082

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Fashion Tech International, Inc. was originally formed as a Utah corporation in April 1983 under the name Portofino Investment, Inc. In January 1984, the Company changed its name to Fashion Tech International, Inc. It has been an inactive shell corporation for at least the past 10 years. In April 1999, the stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation to change the domicile of the Company from Utah to Nevada. For the past four years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential.

     The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     (B)  BUSINESS OF COMPANY.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities. For now the business address of Lynn Dixon, the principal shareholder, is being used as the Company address. The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities. There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

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

     The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                     Low
     September 30, 2001            None                     None
     December 31, 2001             $0.10                    $0.01

     March 31, 2002                $0.10                    $0.10
     June 30, 2002                 $0.10                    $0.10
     September 30, 2002            $0.10                    $0.03
     December 31, 2002             None                     None

     March 31, 2003                None                     None

     (B)  HOLDERS.

     On May 9, 2003, there were approximately 493 holders of record of the Company's Common Stock.

     (C)  DIVIDENDS.

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Management's present intention is to utilize all available funds for the development of the business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     The Company had no operations or revenue during the last two fiscal years. Due to this, the Company realized a net loss. The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in an operating company.

     The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table sets forth the directors and executive officers of the Company, their ages, and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until his/her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

                         Term Served As   Positions
Name of Director  Age    Director/Officer With Company
                         Since:
Pam Jowett         49    December 1999    President & Director

Paul W. Nielsen    81    March 1999       Vice President &
                                          Director
George P. Horton   69    February 1999    Secretary/Treasurer &
                                          Director


     A brief description of their background and business experience is as follows:

     PAM JOWETT serves as President, Secretary/Treasurer and Director of the Company. Ms. Jowett has been self employed for over the past five years as a nail technician in the beauty industry. Ms. Jowett also is an officer or director of Prestige Capital Corporation and First Growth Investors, Inc., other companies subject to the reporting requirements of the Securities Exchange Act of 1934.

     PAUL W. NIELSEN. Mr. Nielsen has been retired since 1984. Mr. Nielson is an officer and director of Prestige Capital Corporation, another company subject to the reporting requirements of the Securities Exchange Act of 1934.

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

     The directors hold no other directorships in any other companies subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.

     None

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     Except as described herein, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company has not paid any cash compensation to its executive officers during the last three fiscal years.

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

COMPENSATION OF DIRECTORS     None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains stock ownership information about officers or directors, and other stockholders who we know to be beneficial owners of more that 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

                          Title of    Amount & Nature of  % of
Name and Address           Class     Beneficial Ownership Class
Principal Shareholders

Lynn Dixon                Common        1,974,750 shares  54.99%
311 S. State, #460
SLC, UT 84111

Scott Bills               Common          300,000 shares   8.35%
1476 East 3045 South
Salt Lake City, UT 84106

Paul McAlister            Common          300,000 shares   8.35%
485 West 40 South
Lindon, UT 84042

Clair Olsen               Common          300,000 shares   8.35%
768 Gull Avenue
Foster City, CA 94404

Officers and Directors

Pam Jowett                Common              -0- shares
2508 S. 1300 E.
SLC, UT 84106

Paul W. Nielsen           Common              -0- shares
11188 South Woodfield Road
South Jordan, Utah 84095



                          Title of    Amount & Nature of  % of
Name and Address           Class     Beneficial Ownership Class

George P. Horton          Common             -0- shares
1340 East 130 North
Springville, Utah 84663

All officers and directors
as a group (3 persons)    Common             -0- shares    00%


     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     During the fiscal years ended March 31, 2003 and 2002, Lynn Dixon, a majority shareholder of the Company, advanced $3,800 and, $5,950 respectively, to the Company. No interest is being accrued on these advances. As a result, the Company carries an account payable to a related party, which bears no interest, in the amount of $16,050.

     During the fiscal year ended March 31, 2003, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. During the fiscal year ended March 31, 2002, the Company utilized office space at 1340 East 130 North, Springville, Utah 84663, which was provided by George Horton, an officer and director. The Company does not pay rent for this office space.

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities

Exchange Act of 1934.

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended March 31, 2003.

ITEM 14.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 15d-14) for the issuer and have:

     designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                              MARCH 31, 2003

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                       PAGE

        -  Independent Auditors' Report                                  1


        -  Balance Sheet, March 31, 2003                                 2


        -  Statements of Operations, for the years ended
            March 31, 2003 and 2002 and from the re-entering
            of development stage on April 1, 1985 through
            March 31, 2003                                               3


        -  Statement of Stockholders' Equity (Deficit), from the
            date of the re-entering of development stage on
            April 1, 1985 through March 31, 2003                         4


        -  Statements of Cash Flows, for the years ended
            March 31, 2003 and 2002 and from the re-entering
            of development stage on April 1, 1985 through
            March 31, 2003                                               5


        -  Notes to Financial Statements                               6 - 8

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
FASHION TECH INTERNATIONAL, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Fashion Tech International, Inc. [a development stage company] at March 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002 and for the period from the re-entering of development stage on April 1, 1985 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fashion Tech International, Inc. as of March 31, 1999 and for the periods then ended were audited by other auditors whose report dated May 28, 1999 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Fashion Tech International, Inc. [a development stage company] as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 and for the period from the re-entering of development stage on April 1, 1985 through March 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 25, 2003
Salt Lake City, Utah

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                                    March 31,
                                                                      2003
                                                                  ____________
CURRENT ASSETS:
  Cash                                                            $         28
                                                                  ____________
        Total Current Assets                                                28
                                                                  ____________

                                                                  $         28
                                                                  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                                $      2,639
  Advances - related party                                              16,050
                                                                  ____________
        Total Current Liabilities                                       18,689
                                                                  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                                          -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                                           3,591
  Capital in excess of par value                                       550,448
  Retained deficit                                                    (413,549)
  Deficit accumulated during the
   development stage                                                  (159,151)
                                                                  ____________
        Total Stockholders' Equity (Deficit)                           (18,661)
                                                                  ____________

                                                                  $         28
                                                                  ____________





 The accompanying notes are an integral part of this financial statement.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                                   From the
                                                                Re-entering of
                                                 For the         Development
                                               Year Ended     Stage on April 1,
                                                March 31,        1985 Through
                                         ______________________    March 31,
                                            2003        2002         2003
                                         __________  __________  ____________
REVENUE                                  $        -  $        -  $          -

COST OF SALES                                     -           -             -
                                         __________  __________  ____________
GROSS PROFIT                                      -           -             -

EXPENSES:
  General and administrative                  5,554       6,159       160,661
                                         __________  __________  ____________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                     (5,554)     (6,159)     (160,661)
                                         __________  __________  ____________
OTHER INCOME (EXPENSE):
  Interest expense                                -           -          (434)
  Gain on disposal of assets                      -           -         1,944
                                         __________  __________  ____________
TOTAL OTHER INCOME (EXPENSE)                      -           -         1,510
                                         __________  __________  ____________

LOSS BEFORE INCOME TAXES                     (5,554)     (6,159)     (159,151)

CURRENT TAX EXPENSE                               -           -             -

DEFERRED TAX EXPENSE                              -           -             -
                                         __________  __________  ____________

NET LOSS                                 $   (5,554) $   (6,159) $   (159,151)
                                         __________  __________  ____________

LOSS PER COMMON SHARE                    $     (.00) $     (.00) $       (.13)
                                         __________  __________  ____________










The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2003


                                                                      Deficit
                                                                    Accumulated
                             Common Stock    Capital in             During the
                           _________________  Excess of  Retained   Development
                            Shares    Amount  Par Value   Deficit      Stage
                           _________  ______  _________  _________  ___________
BALANCE, April 1, 1985       183,063  $  183  $ 327,382  $(413,549) $         -

Issuance of 108,000 shares
 of common stock for cash
 at $.50 per share,
 November 1985               108,000     108     53,892          -            -

Return and cancellation of
 20,000 shares of common
 stock, November 1985        (20,000)    (20)    (9,998)         -            -

Issuance of 80 shares of
 common stock for cash at
 $.50 per share,
 November 1985                    80       -         40          -            -

Issuance of 80,000 shares
 of common stock for assets
 at $.50 per share,
 March 1986                   80,000      80     39,920          -            -

Issuance of 20,000 shares
 of common stock for
 services at $.50 per
 share, June 1986             20,000      20      9,998          -            -

Issuance of 220,000 shares
 of common stock for cash
 at $.50 per share,
 October 1986                220,000     220    109,780          -            -

Net loss from the
 re-entering of development
 stage on April 1, 1985
 through March 31, 1998            -       -          -          -    (118,056)
                           _________  ______  _________  _________  ___________
BALANCE, March 31, 1998      591,143     591    531,014   (413,549)   (118,056)

Net loss for the year ended
 March 31, 1999                    -       -          -          -      (8,666)
                           _________  ______  _________  _________  ___________
BALANCE, March 31, 1999      591,143     591    531,014   (413,549)   (126,722)

Fractional share adjustment      (61)      -          -          -            -

Issuance of 3,000,000
 shares of common stock to
 retire note payable and
 accrued interest at $.001
 per share, June 1999      3,000,000   3,000     19,434          -            -

Net loss for the year ended
 March 31, 2000                    -       -          -          -      (9,713)
                           _________  ______  _________  _________  ___________
BALANCE, March 31, 2000    3,591,082   3,591    550,448   (413,549)   (136,435)

Net loss for the year ended
 March 31, 2001                    -       -          -          -     (11,003)
                           _________  ______  _________  _________  ___________
BALANCE, March 31, 2001    3,591,082   3,591    550,448   (413,549)   (147,438)

Net loss for the year ended
 March 31, 2002                    -       -          -          -      (6,159)
                           _________  ______  _________  _________  ___________
BALANCE, March 31, 2002    3,591,082   3,591    550,448   (413,549)   (153,597)

Net loss for the year ended
 March 31, 2003                    -       -          -          -      (5,554)
                           _________  ______  _________  _________  ___________
BALANCE, March 31, 2003    3,591,082  $3,591  $ 550,448  $(413,549) $ (159,151)
                           _________  ______  _________  _________  ___________

 The accompanying notes are an integral part of this financial statement.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                                   From the
                                                                Re-entering of
                                                 For the         Development
                                               Year Ended     Stage on April 1,
                                                March 31,        1985 Through
                                         ______________________    March 31,
                                            2003        2002         2003
                                         __________  __________  ____________
Cash Flows from Operating Activities:
 Net loss                                $   (5,554) $   (6,159) $   (159,151)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
  Non-cash expenses                               -           -        50,000
  Changes in assets and liabilities:
   Increase in accounts payable               1,689         254           695
   Increase in accrued interest                   -           -           434
                                         __________  __________  ____________
    Net Cash (Used) by Operating
      Activities                             (3,865)     (5,905)     (108,022)
                                         __________  __________  ____________

Cash Flows from Investing Activities              -           -             -
                                         __________  __________  ____________
    Net Cash Provided (Used) by Investing
      Activities                                  -           -             -
                                         __________  __________  ____________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance              -           -        70,000
 Proceeds from notes payable                      -           -        22,000
 Advances from related party                  3,800       5,950        16,050
                                         __________  __________  ____________
    Net Cash Provided by Financing
      Activities                              3,800       5,950       108,050
                                         __________  __________  ____________

Net Increase (Decrease) in Cash                 (65)         45            28

Cash at Beginning of Period                      93          48             -
                                         __________  __________  ____________

Cash at End of Period                    $       28  $       93  $         28
                                         __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                             $        -  $        -  $          -
    Income taxes                         $        -  $        -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended March 31, 2003:
     None

  For the year ended March 31, 2002:
     None





      The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Fashion Tech International, Inc. ("the Company") was organized under the laws of the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. The name of the Company was changed to Fashion Tech International, Inc in January 1984. During 1999, the Company changed its domicile to the State of Nevada. The Company currently has no on-going operations and is considered to have re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7 on April 1, 1985. The Company is currently seeking business opportunities or potential business acquisitions.

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

  Restatement - The financial statements for all periods have been restated to reflect a 100-for-1 reverse stock split which was effected during April 1999.

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  In April 1999, the Company amended its Articles of Incorporation to change the common stock par value from $.005 to $.001 and to authorize 5,000,000 shares of preferred stock with a par value of $.001.

  In April 1999, the Company authorized a 1-for-100 reverse stock split. The financial statements for all periods have been restated to reflect the stock split.

  In June 1999, the Company issued 3,000,000 shares of common stock for the conversion of a $22,000 note payable and $434 of accrued interest.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $30,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,200 and $8,300 as of March 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,900 during the year ended March 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the years ended March 31, 2003 and 2002, respectively, a shareholder of the Company advanced $3,800 and $5,950 to the Company. No interest is being accrued on these advances. At March 31, 2003, the total amount owed to the shareholder for advances is $16,050.

  Management Compensation - During the years ended March 31, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space - The Company has not had a need to rent  office  space.   A
  shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                   From the
                                                                Re-entering of
                                                 For the         Development
                                               Year Ended     Stage on April 1,
                                                March 31,        1985 Through
                                         ______________________    March 31,
                                            2003        2002         2003
                                         __________  __________  ____________
    Loss from continuing operations
    available to common stockholders
    (numerator)                          $   (5,554) $   (6,159) $   (159,151)
                                         __________  __________  ____________
    Weighted average number of
    common shares outstanding
    used in loss per share
    (denominator)                         3,591,082   3,591,082     1,199,787
                                         __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

  Related Party Advance - In April 2003, a shareholder of the Company advanced an additional $3,300 to the Company.

                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Fashion Tech International, Inc.



By:     /s/ Pam Jowett
Date:   June 25, 2003
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett
Date:    June 25, 2003
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer




CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: June 25, 2003      by:     /s/ Pam Jowett
                         Pam Jowett, President & Director

                           CERTIFICATIONS*

I, Pam Jowett, certify that:
1. I have reviewed this annual report on Form 10-KSB of Fashion Tech International, Inc., the registrant;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 25, 2003      by:     /s/ Pam Jowett
                         Pam Jowett, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.