Form 10QSB
period 2003-06-30
FASHION TECH INTERNATIONAL INC
filed 2003-08-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2003

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-83125

                   FASHION TECH INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)


           NEVADA                                   87-0395695
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)


    311 South State Street, Suite 460, Salt Lake City, Utah 84111
               (Address of principal executive offices)

                            (801) 364-9262
         (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.                YES [X]  NO [ ]

The number of $.001 par value common shares outstanding at June 30, 2003:
3,591,082

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        -   Unaudited Condensed Balance Sheets,
            June 30, 2003 and March 31, 2003                      2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended June 30, 2003
            and 2002 and from the re-entering of
            development stage on April 1, 1985 through
            June 30, 2003                                         3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended June 30, 2003
            and 2002 and from the re-entering of
            development stage on April 1, 1985 through
            June 30, 2003                                         4


        -   Notes to Unaudited Condensed Financial Statements   5 - 7

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                            June 30,     March 31,
                                              2003         2003
                                          ___________  ___________
CURRENT ASSETS:
  Cash                                     $      404   $       28
                                          ___________  ___________
     Total Current Assets                         404           28
                                          ___________  ___________

                                           $      404   $       28
                                          ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                         $    2,160   $    2,639
  Advances - related party                     19,350       16,050
                                          ___________  ___________
     Total Current Liabilities                 21,510       18,689
                                          ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                     -       -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                  3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                          (413,549)    (413,549)
  Deficit accumulated during the
    development stage                       (161,596)    (159,151)
                                          ___________  ___________
     Total Stockholders' Equity (Deficit)    (21,106)     (18,661)
                                          ___________  ___________

                                           $      404   $       28
                                          ___________  ___________



Note: The balance sheet of March 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               From the
                                                             Re-entering of
                                          For the Three       Development
                                           Months Ended     Stage on April 1,
                                             June 30,         1985 through
                                        ______________________  June 30,
                                           2003     2002          2003
                                        _________  _______   __________
REVENUE                                  $     -   $    -    $       -

COST OF SALES                                  -        -            -
                                        _________  _______   __________
GROSS PROFIT                                   -        -            -

EXPENSES:
  General and administrative               2,445      635      163,106
                                        _________  _______   __________

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)                              (2,445)     (635)    (163,106)
                                        _________  _______   __________

OTHER INCOME (EXPENSE):
  Interest expense                            -         -         (434)
  Gain on disposal of assets                  -         -        1,944
                                        _________  _______   __________
TOTAL OTHER INCOME
  (EXPENSE)                                   -         -        1,510
                                        _________  _______   __________

LOSS BEFORE INCOME TAXES                 (2,445)     (635)    (161,596)

CURRENT TAX EXPENSE                           -         -            -

DEFERRED TAX EXPENSE                          -         -            -
                                        _________  _______   __________

NET LOSS                                $(2,445)   $ (635)   $(161,596)
                                        _________  _______   __________

LOSS PER COMMON SHARE                   $  (.00)   $ (.00)   $    (.13)
                                        _________  _______   __________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                           From the
                                                         Re-entering of
                                          For the Three    Development
                                           Months Ended  Stage on April 1,
                                             June 30,      1985 through
                                        __________________  June 30,
                                           2003     2002      2003
                                        _________  _______  __________
Cash Flows from Operating Activities:
 Net loss                               $ (2,445)  $ (635)  $(161,596)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                            -        -      50,000
  Changes in assets and liabilities:
   Increase (decrease)
     in accounts payable                    (479)     (50)        216
   Increase in accrued interest                -        -         434
                                        _________  _______  __________
        Net Cash (Used) by
         Operating Activities             (2,924)    (685)   (110,946)
                                        _________  _______  __________

Cash Flows from Investing Activities           -        -           -
                                        _________  _______  __________
        Net Cash Provided by
         Investing Activities                  -        -           -
                                        _________  _______  __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -        -      70,000
 Proceeds from notes payable                   -        -      22,000
 Advances from related party               3,300      700      19,350
                                        _________  _______  __________
        Net Cash Provided by
         Financing Activities              3,300      700     111,350
                                        _________  _______  __________
Net Increase (Decrease) in Cash              376       15         404

Cash at Beginning of Period                   28       93           -
                                        _________  _______  __________
Cash at End of Period                    $   404   $  108   $     404
                                        _________  _______  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                             $     -   $    -   $       -
    Income taxes                         $     -   $    -   $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the three months ended June 30, 2003:
     None

  For the three months ended June 30, 2002:
     None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Fashion Tech International, Inc. ("the Company") was organized under the laws of the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. The name of the Company was changed to Fashion Tech International, Inc. in January 1984. In 1999, the Company changed its domicile to the State of Nevada. The Company currently has no on-going operations and is considered to have re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7 on April 1, 1985. The Company is currently seeking business opportunities or potential business acquisitions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Restatement - The financial statements for all periods have been restated to reflect a 100-for-1 reverse stock split which was effected in April 1999.

  Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $32,400, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,000 and $10,200 as of June 30, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $800 during the three months ended June 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the three months ended June 30, 2003 and 2002, respectively, a shareholder of the Company advanced $3,300 and $700 to the Company. No interest is being accrued on these advances. At June 30, 2003, the total amount owed to the shareholder for advances is $19,350.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  Management Compensation - In the three months ended June 30, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space  - The Company has not had a need to rent office  space.   A
  shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess
  of  current  assets.   These  factors raise substantial  doubt  about  the
  ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                               From the
                                                            Re-entering of
                                          For the Three      Development
                                           Months Ended    Stage on April 1,
                                             June 30,        1985 through
                                       ____________________    June 30,
                                          2003      2002          2003
                                       _________  _________   __________
  Loss from continuing operations
    available to common
     stockholders (numerator)          $ (2,445)  $   (635)   $ (161,596)
                                       _________  _________   __________
  Weighted average number of
    common shares outstanding
    used in loss per share during
    the period (denominator)           3,591,082  3,591,082    1,232,441
                                       _________  _________   __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

  Related Party Advance - In July 2003, a shareholder of the Company advanced an additional $1,000 to the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

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

ITEM 3. CONTROLS AND PROCEDURES.

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

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (d) Fashion Tech International, Inc. was originally formed as a Utah corporation in April 1983 under the name Portofino Investment, Inc. In January 1984, the Company changed its name to Fashion Tech International, Inc. It has been an inactive shell corporation for at least the past 10 years. In April 1999, the stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation to change the domicile of the Company from Utah to Nevada. For the past four years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None
     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Fashion Tech International, Inc.



Date: August 13, 2003              by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director





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




Date: August 13, 2003              by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director

                           CERTIFICATIONS*
I, Pam Jowett, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Fashion Tech International, Inc., the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: August 13, 2003         by:     /s/ Pam Jowett
                              Pam Jowett, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.