Form 10QSB
period 2003-09-30
FASHION TECH INTERNATIONAL INC
filed 2003-11-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2003

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

The number of $.001 par value common shares outstanding at September 30, 2003:
3,591,082

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE


        -   Unaudited Condensed Balance Sheets,
            September 30, 2003 and March 31, 2003                   2


        -   Unaudited Condensed Statements of Operations,
            for the three and six months ended September 30,
            2003 and 2002 and from the re-entering of
            development stage on April 1, 1985 through
            September 30, 2003                                      3


        -   Unaudited Condensed Statements of Cash Flows,
            for the six months ended September 30, 2003
            and 2002 and from the re-entering of
            development stage on April 1, 1985 through
            September 30, 2003                                      4


        -   Notes to Unaudited Condensed Financial Statements     5 - 7

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                         September 30,   March 31,
                                              2003         2003
                                          ___________  ___________
CURRENT ASSETS:
  Cash                                     $        -   $       28
                                          ___________  ___________
     Total Current Assets                           -           28
                                          ___________  ___________

                                           $        -   $       28
                                          ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Bank overdraft                           $      460   $        -
  Accounts payable                                  -        2,639
  Advances - related party                     21,850       16,050
                                          ___________  ___________
     Total Current Liabilities                 22,310       18,689
                                          ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                     -       -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                  3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                          (413,549)    (413,549)
  Deficit accumulated during the
    development stage                       (162,800)    (159,151)
                                          ___________  ___________
     Total Stockholders' Equity (Deficit)    (22,310)     (18,661)
                                          ___________  ___________

                                           $        -   $       28
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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                 From the
                                                             Re-entering of
                           For the Three      For the Six       Development
                           Months Ended       Months Ended   Stage on April 1,
                           September 30,      September 30,    1985 through
                        __________________  __________________ September 30,
                          2003      2002      2003      2002       2003
                        ________  ________  ________  ________   __________
REVENUE                 $     -   $     -   $     -   $     -    $       -

COST OF SALES                 -         -         -         -            -
                        ________  ________  ________  ________   __________
GROSS PROFIT                  -         -         -         -            -

EXPENSES:
  General and
    administrative        1,204     1,539     3,649     2,174      164,310
                        ________  ________  ________  ________   __________

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)              (1,204)   (1,539)   (3,649)   (2,174)    (164,310)
                        ________  ________  ________  ________   __________

OTHER INCOME (EXPENSE):
  Interest expense            -         -         -         -         (434)
  Gain on disposal
    of assets                 -         -         -         -        1,944
                        ________  ________  ________  ________   __________
TOTAL OTHER INCOME
  (EXPENSE)                   -         -         -         -        1,510
                        ________  ________  ________  ________   __________

LOSS BEFORE INCOME
  TAXES                  (1,204)   (1,539)   (3,649)   (2,174)    (162,800)

CURRENT TAX EXPENSE           -         -         -         -

DEFERRED TAX EXPENSE          -         -         -         -
                        ________  ________  ________  ________   __________

NET LOSS                $(1,204)  $(1,539)  $(3,649)  $(2,174)   $(162,800)
                        ________  ________  ________  ________   __________

LOSS PER COMMON SHARE   $  (.00)  $  (.00)  $  (.00)  $  (.00)   $    (.13)
                        ________  ________  ________  ________   __________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                             From the
                                                          Re-entering of
                                          For the Six       Development
                                          Months Ended    Stage on April 1,
                                          September 30,  1985 through
                                        ___________________September 30,
                                           2003    2002      2003
                                        _________  ________  __________
Cash Flows from Operating Activities:
 Net loss                                $(3,649)  $(2,174)  $(162,800)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                            -         -      50,000
  Changes in assets and liabilities:
   Increase (decrease) in
     accounts payable                     (2,639)     (550)     (1,944)
   Increase in accrued interest                -         -         434
                                        _________  ________  __________
        Net Cash (Used) by
         Operating Activities             (6,288)   (2,724)   (114,310)
                                        _________  ________  __________

Cash Flows from Investing Activities           -         -           -
                                        _________  ________  __________
        Net Cash Provided by
         Investing Activities                  -         -           -
                                        _________  ________  __________

Cash Flows from Financing Activities:
 Proceeds received from bank overdraft       460         -         460
 Advances from related party               5,800     2,700      21,850
 Proceeds from notes payable                   -         -      22,000
 Proceeds from common stock issuance           -         -      70,000
                                        _________  ________  __________
        Net Cash Provided by
         Financing Activities              6,260     2,700     114,310
                                        _________  ________  __________
Net Increase (Decrease) in Cash              (28)      (24)          -

Cash at Beginning of Period                   28        93           -
                                        _________  ________  __________
Cash at End of Period                    $     -   $    69   $       -
                                        _________  ________  __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                             $     -   $     -   $       -
    Income taxes                         $     -   $     -   $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the six months ended September 30, 2003:
     None

  For the six months ended September 30, 2002:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to September
  30,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2003 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $33,700, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,400 and $10,200 as of September 30, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,200 during the six months ended September 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the six months ended September 30, 2003 and 2002, respectively, a shareholder of the Company advanced $5,800 and $2,700 to the Company. No interest is being accrued on these advances. At September 30, 2003, the total amount owed to the shareholder for advances is $21,850.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  Management Compensation - In the six months ended September 30, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                                                  From the
                                                               Re-entering of
                                                                Development
                        For the Three         For the Six          Stage
                         Months Ended         Months Ended       on April 1,
                         September 30,        September 30,     1985 through
                      ____________________  ____________________  September
                         2003      2002        2003       2002    30, 2003
                      _________  _________  _________  _________  _________
  Loss from continuing
  operations available
  to common
  stockholders
  (numerator)         $ (1,204)  $ (1,539)  $ (3,649)  $ (2,174)  $(162,800)
                      _________  _________  _________  _________  _________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share during
  the period
  (denominator)       3,591,082  3,591,082  3,591,082  3,591,082  1,264,560
                      _________  _________  _________  _________  _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

  Related Party Advance - In October 2003, a shareholder of the Company advanced an additional $500 to the Company.

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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Fashion Tech International, Inc.



Date: November 12, 2003       by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director