Form 10QSB
period 2003-12-31
FASHION TECH INTERNATIONAL INC
filed 2004-02-17
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2003

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

The number of $.001 par value common shares outstanding at December 31, 2003:
3,591,082

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        -   Unaudited Condensed Balance Sheets,
            December 31, 2003 and March 31, 2003                  2


        -   Unaudited Condensed Statements of Operations,
            for the three and nine months ended December 31,
            2003 and 2002 and from the re-entering of
            development stage on April 1, 1985 through
            December 31, 2003                                      3


        -   Unaudited Condensed Statements of Cash Flows,
            for the nine months ended December 31, 2003
            and 2002 and from the re-entering of
            development stage on April 1, 1985 through
            December 31, 2003                                      4


        -   Notes to Unaudited Condensed Financial Statements    5 - 7

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          December 31,   March 31,
                                              2003         2003
                                          ___________  ___________
CURRENT ASSETS:
  Cash                                     $      126   $       28
                                          ___________  ___________
        Total Current Assets                      126           28
                                          ___________  ___________

                                           $      126   $       28
                                          ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                         $      685   $    2,639
  Advances - related party                     24,050       16,050
                                          ___________  ___________
        Total Current Liabilities              24,735       18,689
                                          ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                     -       -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                  3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                          (413,549)    (413,549)
  Deficit accumulated during the
    development stage                       (165,099)    (159,151)
                                          ___________  ___________
        Total Stockholders'
          Equity (Deficit)                   (24,609)     (18,661)
                                          ___________  ___________

                                           $      126   $       28
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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                   From the
                                                                Re-entering of
                                                                  Development
                                                                  Stage on
                        For the Three          For the Nine         April 1,
                         Months Ended          Months Ended          1985
                         December 31,          December 31,          Through
                     ______________________  ____________________ December 31,
                         2003       2002        2003      2002        2003
                     ___________  _________  _________  _________   __________
REVENUE                $      -   $      -   $      -   $      - $        -

COST OF SALES                 -          -          -          -          -
                     ___________  _________  _________  _________   __________
GROSS PROFIT                  -          -          -          -          -

EXPENSES:
  General and
    administrative        2,299        536      5,948      2,710    166,609
                     ___________  _________  _________  _________   __________

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)              (2,299)      (536)    (5,948)    (2,710)  (166,609)
                     ___________  _________  _________  _________   __________

OTHER INCOME (EXPENSE):
  Interest expense            -          -          -          -       (434)
  Gain on disposal
    of assets                 -          -          -          -      1,944
                     ___________  _________  _________  _________   __________
TOTAL OTHER
 INCOME (EXPENSE)             -          -          -          -      1,510
                     ___________  _________  _________  _________   __________

LOSS BEFORE
  INCOME TAXES           (2,299)      (536)    (5,948)    (2,710)  (165,099)

CURRENT TAX EXPENSE           -          -          -          -

DEFERRED TAX EXPENSE          -          -          -          -
                     ___________  _________  _________  _________   __________

NET LOSS               $ (2,299)  $   (536)  $ (5,948)  $ (2,710)   $(165,099)
                     ___________  _________  _________  _________   __________

LOSS PER COMMON SHARE  $   (.00)  $   (.00)  $   (.00)  $   (.00)   $    (.13)
                     ___________  _________  _________  _________   __________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                From the
                                                             Re-entering of
                                           For the Nine        Development
                                           Months Ended      Stage on April 1,
                                           December 31,       1985 through
                                        ______________________ December 31,
                                           2003      2002         2003
                                        _________  _________   __________
Cash Flows from Operating Activities:
 Net loss                               $ (5,948)  $ (2,710)   $(165,099)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Non-cash expenses                            -          -       50,000
  Changes in assets and liabilities:
   Increase (decrease)
    in accounts payable                   (1,954)      (550)      (1,259)
   Increase in accrued interest                -          -          434
                                        _________  _________   __________
        Net Cash (Used)
         by Operating Activities           7,902)    (3,260)    (115,924)
                                        _________  _________   __________

Cash Flows from Investing Activities           -          -            -
                                        _________  _________   __________
        Net Cash Provided
         by Investing Activities               -          -            -
                                        _________  _________   __________

Cash Flows from Financing Activities:
 Proceeds received from bank overdraft         -        467            -
 Advances from related party               8,000      2,700       24,050
 Proceeds from notes payable                   -          -       22,000
 Proceeds from common stock issuance           -          -       70,000
                                        _________  _________   __________
        Net Cash Provided
         by Financing Activities           8,000      3,167      116,050
                                        _________  _________   __________
Net Increase (Decrease) in Cash               98        (93)         126

Cash at Beginning of Period                   28         93            -
                                        _________  _________   __________
Cash at End of Period                    $   126    $     -   $      126
                                        _________  _________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                             $     -    $     -   $        -
    Income taxes                         $     -    $     -   $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the nine months ended December 31, 2003:
     None

  For the nine months ended December 31, 2002:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2003 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $36,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,200 and $10,200 as of December 31, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,000 during the nine months ended December 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the nine months ended December 31, 2003 and 2002, respectively, a shareholder of the Company advanced $8,000 and $2,700 to the Company. No interest is being accrued on these advances. At December 31, 2003, the total amount owed to the shareholder for advances is $24,050.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  Management Compensation - In the nine months ended December 31, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                 From the
                                                               Re-entering of
                        For the Three        For the Nine        Development
                         Months Ended        Months Ended     Stage on April 1,
                         December 31,        December 31,        1985 through
                     ____________________  ____________________  December 31,
                         2003     2002       2003       2002        2003
                     _________  _________  _________  _________   __________
  Loss from continuing
  operations available
  to common
  stockholders
  (numerator)         $ (2,299)  $  (536)  $ (5,948)  $  (2,710)   $(165,099)
                     _________  _________  _________  _________   __________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share during
  the period
 (denominator)       3,591,082  3,591,082  3,591,082  3,591,082   1,295,816
                     _________  _________  _________  _________   __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

  Related Party Advance - In January 2004, a shareholder of the Company advanced an additional $1,000 to the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     Fashion Tech International, Inc. was originally formed as a Utah corporation in April 1983 under the name Portofino Investment, Inc. In January 1984, the Company changed its name to Fashion Tech International, Inc. It has been an inactive shell corporation for at least the past 10 years. In April 1999, the stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation, to change the domicile of the Company from Utah to Nevada. For the past several years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

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


                              Fashion Tech International, Inc.



Date: February 12, 2004            by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director