Form 10KSB
period 2004-03-31
FASHION TECH INTERNATIONAL INC
filed 2004-06-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 2004    Commission File No. 2-93231-
NY

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

The number of shares outstanding of the Issuer's common stock at March 31, 2004: 3,591,082

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

     Quarter Ended                 High                     Low

     June 30, 2002                 $0.10                    $0.10
     September 30, 2002            $0.10                    $0.03
     December 31, 2002             None                     None
     March 31, 2003                None                     None
     June 30, 2003                 $0.25                    $0.25
     September 30, 2003            $0.25                    $0.25
     December 31, 2003             $0.25                    $0.25
     March 31, 2004                $0.25                    $0.25

     (B)  HOLDERS.

     On June 3, 2004, there were approximately 489 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the period covered by this report, there were no sales by the issuer of its equity securities without registering the securities under the Securities Act.

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

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                              MARCH 31, 2004

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, March 31, 2004                     2


        -  Statements of Operations, for the years
           ended March 31, 2004 and 2003 and from the
           re-entering of development stage on April
           1, 1985 through March 31, 2004                    3


        -  Statement of Stockholders' Equity
           (Deficit), from the date of the re-entering
           of development stage on April 1, 1985
           through March 31, 2004                        4 - 5


        -  Statements of Cash Flows, for the years
           ended March 31, 2004 and 2003 and from the
           re-entering of development stage on April
           1, 1985 through March 31, 2004                    6


        -  Notes to Financial Statements                 7 - 9

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
FASHION TECH INTERNATIONAL, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Fashion Tech International, Inc. [a development stage company] as of March 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004 and 2003 and for the period from the re-entering of development stage on April 1, 1985 through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fashion Tech International, Inc. as of March 31, 1999 and for the periods then ended were audited by other auditors whose report dated May 28, 1999 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Tech International, Inc. [a development stage company] as of March 31, 2004 and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and for the period from the re-entering of development stage on April 1, 1985 through March 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

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

Salt Lake City, Utah
May 6, 2004

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                        March 31,
                                                           2004
                                                       ___________
CURRENT ASSETS:
  Cash                                                  $      216
  Prepaid Expense                                              225
                                                       ___________
        Total Current Assets                                   441
                                                       ___________

                                                        $      441
                                                       ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                      $      690
  Advances - related party                                  25,050
                                                       ___________
        Total Current Liabilities                           25,740
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                              -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                               3,591
  Capital in excess of par value                           550,448
  Retained deficit                                       (413,549)
  Deficit accumulated during the
   development stage                                     (165,789)
                                                       ___________
        Total Stockholders' Equity (Deficit)              (25,299)
                                                       ___________

                                                        $      441
                                                       ___________




 The accompanying notes are an integral part of this financial statement.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                               From the
                                                            Re-entering of
                                             For the          Development
                                           Year Ended      Stage on April 1,
                                            March 31,        1985 Through
                                      ____________________     March 31,
                                         2004       2003         2004
                                      _________  _________  ______________
REVENUE                               $       -  $       -  $            -

EXPENSES:
  General and administrative              6,638      5,554         167,299
                                      _________  _________  ______________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                 (6,638)    (5,554)       (167,299)
                                      _________  _________  ______________
OTHER INCOME (EXPENSE):
  Interest expense                            -          -            (434)
  Gain on disposal of assets                  -          -           1,944
                                      _________  _________  ______________
        Total Other Income (Expense)          -          -           1,510
                                      _________  _________  ______________

LOSS BEFORE INCOME TAXES                 (6,638)    (5,554)       (165,789)

CURRENT TAX EXPENSE                           -          -               -

DEFERRED TAX EXPENSE                          -          -               -
                                      _________  _________  ______________

NET LOSS                              $  (6,638) $  (5,554) $     (165,789)
                                      _________  _________  ______________

LOSS PER COMMON SHARE                 $    (.00) $    (.00) $         (.13)
                                      _________  _________  ______________









The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2004


                                                                    Deficit
                                                                  Accumulated
                               Common Stock   Capital in          During the
                            _________________ Excess of  Retained Development
                             Shares    Amount Par Value  Deficit     Stage
                            _________ _______ _________ _________ __________
BALANCE, April 1, 1985        183,063 $   183 $ 327,382 $(413,549)$        -

Issuance of 108,000
  shares of common stock
  for cash at $.50 per
  share, November 1985        108,000     108    53,892         -          -

Return and cancellation
  of 20,000 shares of
  common stock, November
  1985                        (20,000)    (20)   (9,998)        -          -

Issuance of 80 shares of
  common stock for cash
  at $.50 per share,
  November 1985                    80       -        40         -          -

Issuance of 80,000
  shares of common stock
  for assets at $.50 per
  share, March 1986            80,000      80    39,920         -          -

Issuance of 20,000
  shares of common stock
  for services at $.50
  per share, June 1986         20,000      20     9,998         -          -

Issuance of 220,000
  shares of common stock
  for cash at $.50 per
  share, October 1986         220,000     220   109,780         -          -

Net loss from the
  re-entering of
  development stage on
  April 1, 1985 through
  March 31, 1998                    -       -         -         -   (118,056)
                            _________ _______ _________ _________ __________
BALANCE, March 31, 1998       591,143     591   531,014  (413,549)  (118,056)

Net loss for the year
  ended March 31, 1999              -       -         -         -     (8,666)
                            _________ _______ _________ _________ __________
BALANCE, March 31, 1999       591,143     591   531,014  (413,549)  (126,722)

Fractional share
  adjustment                      (61)      -         -         -          -

Issuance of 3,000,000
  shares of common stock
  to retire note payable
  and accrued interest
  at $.001 per share,
  June 1999                 3,000,000   3,000    19,434         -          -

Net loss for the year
  ended March 31, 2000              -       -         -         -     (9,713)
                            _________ _______ _________ _________ __________
BALANCE, March 31, 2000     3,591,082   3,591   550,448  (413,549)  (136,435)

Net loss for the year
  ended March 31, 2001              -       -         -         -    (11,003)
                            _________ _______ _________ _________ __________
BALANCE, March 31, 2001     3,591,082   3,591   550,448  (413,549)  (147,438)

Net loss for the year
  ended March 31, 2002              -       -         -         -     (6,159)
                            _________ _______ _________ _________ __________
BALANCE, March 31, 2002     3,591,082   3,591   550,448  (413,549)  (153,597)

Net loss for the year
  ended March 31, 2003              -       -         -         -     (5,554)




                                [Continued]

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2004

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                               Common Stock   Capital in          During the
                            _________________ Excess of Retained  Development
                              Shares   Amount Par Value  Deficit     Stage
                            _________ _______ _________ _________ __________
BALANCE, March 31, 2003     3,591,082   3,591   550,448  (413,549)  (159,151)

Net loss for the year
  ended March 31, 2004              -       -         -         -     (6,638)
                            _________ _______ _________ _________ __________
BALANCE, March 31, 2004     3,591,082 $ 3,591 $ 550,448 $(413,549)$ (165,789)
                            _________ _______ _________ _________ __________























 The accompanying notes are an integral part of this financial statement.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                              From the
                                                           Re-entering of
                                           For the           Development
                                          Year Ended      Stage on April 1,
                                           March 31,        1985 Through
                                     ____________________     March 31,
                                        2004      2003          2004
                                     _________  _________  ______________
Cash Flows from Operating
  Activities:
 Net loss                            $  (6,638) $  (5,554) $     (165,789)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
  Non-cash expenses                          -          -          50,000
  Changes in assets and
    liabilities:
   (Increase) in prepaid
     expense                              (225)         -            (225)
   Increase (decrease) in
     accounts payable                   (1,949)     1,689          (1,254)
   Increase in accrued
     interest                                -          -             434
                                     _________  _________  ______________
        Net Cash (Used) by
          Operating Activities          (8,812)    (3,865)       (116,834)
                                     _________  _________  ______________

Cash Flows from Investing
  Activities                                 -          -               -
                                     _________  _________  ______________
        Net Cash Provided by
          Investing Activities               -          -               -
                                     _________  _________  ______________

Cash Flows from Financing
  Activities:
 Advances from related party             9,000      3,800          25,050
 Proceeds from notes payable                 -          -          22,000
 Proceeds from common stock
  issuance                                   -          -          70,000
                                     _________  _________  ______________
        Net Cash Provided by
          Financing Activities           9,000      3,800         117,050
                                     _________  _________  ______________

Net Increase (Decrease) in
  Cash                                     188        (65)            216

Cash at Beginning of Period                 28         93               -
                                     _________  _________  ______________

Cash at End of Period                $     216  $      28  $          216
                                     _________  _________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                            $     - $      - $        -
    Income taxes                        $     - $      - $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended March 31, 2004:
     None

  For the year ended March 31, 2003:
     None




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

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $36,900, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,500 and $10,200 as of March 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,300 during the year ended March 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the years ended March 31, 2004 and 2003, respectively, a shareholder of the Company advanced $9,000 and $3,800 to the Company. No interest is being accrued on these advances. At March 31, 2004, the total amount owed to the shareholder for advances is $25,050.

  Management Compensation - During the years ended March 31, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                              From the
                                                           Re-entering of
                                           For the           Development
                                          Year Ended      Stage on April 1,
                                           March 31,        1985 Through
                                     ____________________     March 31,
                                        2004       2003         2004
                                     _________  _________  ______________
    Loss from continuing
    operations available to common
    stockholders (numerator)         $  (6,638) $  (5,554) $     (165,789)
                                     _________  _________  ______________
    Weighted average number of
    common shares outstanding
    used in loss per share during
    the period (denominator)         3,591,082  3,591,082       1,325,916
                                     _________  _________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

  Related Party Advance - In April 2004, a shareholder of the Company advanced an additional $300 to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

                          Term Served As   Positions
Name of Director Age      Director/Officer With Company

                           Since:
Pam Jowett        50       December 1999    President & Director

Paul W. Nielsen   82       March 1999       Vice President & Director

George P. Horton  70       February 1999    Secretary/Treasurer &
                                            Director

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

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to it's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

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

Officers and Directors

Pam Jowett            Common              -0- shares
2508 S. 1300 E.
SLC, UT 84106

Paul W. Nielsen       Common              -0- shares
11188 South Woodfield
Road
South Jordan, Utah 84095

George P. Horton      Common              -0- shares
1340 East 130 North
Springville, Utah 84663

All officers and
directors as a group
(3persons)            Common              -0- shares      00%


     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     During the fiscal years ended March 31, 2004 and 2003, Lynn Dixon, a majority shareholder of the Company, advanced $9,000 to the Company. No interest is being accrued on these advances. As a result, the Company carries an account payable to a related party, which bears no interest, in the amount of $25,050.

     During the fiscal years ended March 31, 2004 and 2003, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (B) REPORTS ON FORM 8-K. None have been filed during the last quarter of the fiscal year ended March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $2,600 for the fiscal year ended March 31, 2003 and $2,760 for the fiscal year ended March 31, 2004.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended March 31, 2003 and $-0- for the fiscal year ended March 31, 2004.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $510 for the fiscal year ended March 31, 2003 and $200 for the fiscal year ended March 31, 2004.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended March 31, 2003 and $-0- for the fiscal year ended March 31, 2004.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Fashion Tech International, Inc.



By:     /s/ Pam Jowett                          Date:   June 10, 2004
     Pam Jowett, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                         Date:    June 10, 2004
     Pam Jowett, President
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.