Form 10QSB
period 2004-06-30
FASHION TECH INTERNATIONAL INC
filed 2004-08-16
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2004

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

The number of $.001 par value common shares outstanding at June 30, 2004:
3,591,082

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                    PAGE


        -    Unaudited Condensed Balance Sheets,
             June 30, 2004 and March 31, 2004                         2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended June 30, 2004 and
            2003 and from the re-entering of development
            stage on April 1, 1985 through June 30, 2004              3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended June 30, 2004 and
            2003 and from the re-entering of development
            stage on April 1, 1985 through June 30, 2004              4


        -   Notes to Unaudited Condensed Financial Statements     5 - 7

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                 June 30,     March 31,
                                                   2004         2004
                                               ___________  ___________
CURRENT ASSETS:
  Cash                                          $        -   $      216
  Prepaid Expense                                        -          225
                                               ___________  ___________
        Total Current Assets                             -          441
                                               ___________  ___________

                                                $        -   $      441
                                               ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                              $    2,053   $      690
  Advances - related party                          25,350       25,050
                                               ___________  ___________
        Total Current Liabilities                   27,403       25,740
                                               ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                     -            -
  Common stock, $.001 par value,
    120,000,000 shares authorized,
    3,591,082 shares issued and
    outstanding                                      3,591        3,591
  Capital in excess of par value                   550,448      550,448
  Retained deficit                                (413,549)    (413,549)
  Deficit accumulated during the
    development stage                             (167,893)    (165,789)
                                               ___________  ___________
        Total Stockholders'
          Equity (Deficit)                         (27,403)     (25,299)
                                               ___________  ___________

                                                $        -   $      441
                                               ___________  ___________



  Note: The balance sheet of March 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                               From the
                                          For the Three      Re-entering of
                                          Months Ended        Development
                                            June 30,        Stage on April 1,
                                        _________________    1985 through
                                           2004    2003      June 30, 2004
                                          ________   ________   _________
REVENUE                                    $     -  $       -  $        -

COST OF SALES                                    -          -           -
                                          ________   ________   _________
GROSS PROFIT                                     -          -           -

EXPENSES:
  General and administrative                 2,104      2,445     169,403
                                          ________   ________   _________

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)                                 (2,104)    (2,445)   (169,403)
                                          ________   ________   _________

OTHER INCOME (EXPENSE):
  Interest expense                               -          -        (434)
  Gain on disposal of assets                     -          -       1,944
                                          ________   ________   _________
TOTAL OTHER INCOME
  (EXPENSE)                                      -          -       1,510
                                          ________   ________   _________

LOSS BEFORE INCOME
  TAXES                                     (2,104)    (2,445)   (167,893)

CURRENT TAX EXPENSE                              -          -           -

DEFERRED TAX EXPENSE                             -          -           -
                                          ________   ________   _________


NET LOSS                                 $  (2,104) $  (2,445) $ (167,893)
                                          ________   ________   _________


LOSS PER COMMON SHARE                    $    (.00) $    (.00)  $    (.12)
                                          ________   ________   _________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                From the
                                          For the Three       Re-entering of
                                          Months Ended         Development
                                            June 30,         Stage on April 1,
                                        ___________________    1985 through
                                          2004      2003      June 30, 2004
                                        ________   ________     _________
Cash Flows from Operating Activities:
 Net loss                               $ (2,104)  $ (2,445)   $ (167,893)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                            -          -        50,000
  Changes in assets and liabilities:
   Increase in prepaid expense               225          -             -
   Increase (decrease)
     in accounts payable                   1,363       (479)          109
   Increase in accrued interest                -          -           434
                                        ________   ________     _________
        Net Cash (Used)
         by Operating Activities            (516)    (2,924)     (117,350)
                                        ________   ________     _________

Cash Flows from Investing Activities           -          -             -
                                        ________   ________     _________
        Net Cash Provided
         by Investing Activities               -          -             -
                                        ________   ________     _________
Cash Flows from Financing Activities:
 Advances from related party                 300      3,300        25,350
 Proceeds from notes payable                   -          -        22,000
 Proceeds from common stock issuance           -          -        70,000
                                        ________   ________     _________
        Net Cash Provided
         by Financing Activities             300      3,300       117,350
                                        ________   ________     _________
Net Increase (Decrease) in Cash             (216)       376             -

Cash at Beginning of Period                  216         28             -
                                        ________   ________     _________
Cash at End of Period                    $     -  $     404    $        -
                                        ________   ________     _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                             $     -  $       -    $        -
    Income taxes                         $     -  $       -    $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the three months ended June 30, 2004:
      None

  For the three months ended June 30, 2003:
      None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Restatement - The financial statements for all periods have been restated to reflect a 1-for-100 reverse stock split which was effected in April 1999.

  Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available unused operating loss carryforwards of approximately $39,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,200 and $12,500 as of June 30, 2004 and March 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $700 during the three months ended June 30, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the three months ended June 30, 2004 and 2003, respectively, a shareholder of the Company advanced $300 and $3,300 to the Company. No interest is being accrued on these advances. At June 30, 2004, the total amount owed to the shareholder for advances is $25,350.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  Management Compensation - During the three months ended June 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                                                  From the
                                          For the Three        Re-entering of
                                           Months Ended         Development
                                             June 30,         Stage on April 1,
                                     _______________________    1985 through
                                         2004        2003       June 30, 2004
                                     __________   __________    __________
  Loss from continuing operations
  available to common
  stockholders  (numerator)           $  (2,104)   $ (2,445)   $ (167,893)
                                     __________   __________    __________
  Weighted average number of
  common shares outstanding
  used in loss per share during
  the period (denominator)            3,591,082    3,591,082     1,355,238
                                     __________   __________    __________

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


                              Fashion Tech International, Inc.



Date: August 10, 2004              by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director