Form 10QSB
period 2004-09-30
FASHION TECH INTERNATIONAL INC
filed 2004-11-15
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2004

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

The number of $.001 par value common shares outstanding at September 30, 2004:
3,591,082

                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE


        -    Unaudited Condensed Balance Sheets,
              September 30, 2004 and March 31, 2004                     2


        -    Unaudited Condensed Statements of Operations,
              for the three and six months ended September 30,
              2004 and 2003 and from the re-entering of
              development stage on April 1, 1985 through
              September 30, 2004                                        3


        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended September 30, 2004 and
              2003 and from the re-entering of development
              stage on April 1, 1985 through September 30, 2004         4


        -    Notes to Unaudited Condensed Financial Statements      5 - 7

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                         September 30,   March 31,
                                              2004         2004
                                          ___________  ___________
CURRENT ASSETS:
  Cash                                     $        -   $      216
  Prepaid Expense                                   -          225
                                          ___________  ___________
        Total Current Assets                        -          441
                                          ___________  ___________

                                           $        -   $      441
                                          ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                         $      685   $      690
  Accrued interest                                 88            -
  Advances                                      3,078            -
  Advances - related party                     25,350       25,050
                                          ___________  ___________
        Total Current Liabilities              29,201       25,740
                                          ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                 -           -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                  3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                           (413,549)    (413,549)
  Deficit accumulated during the
    development stage                        (169,691)    (165,789)
                                          ___________  ___________
        Total Stockholders'
          Equity (Deficit)                    (29,201)     (25,299)
                                          ___________  ___________

                                           $        -   $      441
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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                   From the
                                                               Re-entering of
                          For the Three        For the Six        Development
                          Months Ended         Months Ended   Stage on April 1,
                          September 30,        September 30,     1985 through
                      _____________________  ____________________September 30,
                         2004       2003        2004      2003       2004
                      __________  _________  _________  _________  _________
REVENUE               $       -   $      -   $      -   $      -   $       -

COST OF SALES                 -          -          -          -           -
                      __________  _________  _________  _________  _________
GROSS PROFIT                  -          -          -          -           -

EXPENSES:
  General and
    administrative        1,710      1,204      3,814      3,649     171,113
                      __________  _________  _________  _________  _________

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)              (1,710)    (1,204)    (3,814)    (3,649)   (171,113)
                      __________  _________  _________  _________  _________

OTHER INCOME(EXPENSE):
  Interest expense          (88)         -        (88)         -        (522)
  Gain on disposal
    of assets                 -          -          -          -       1,944
                      __________  _________  _________  _________  _________
TOTAL OTHER INCOME
  (EXPENSE)                 (88)         -        (88)         -       1,422
                      __________  _________  _________  _________  _________

LOSS BEFORE INCOME
  TAXES                  (1,798)    (1,204)    (3,902)    (3,649)   (169,691)

CURRENT TAX EXPENSE           -          -          -          -           -

DEFERRED TAX EXPENSE          -          -          -          -           -
                      __________  _________  _________  _________  _________

NET LOSS               $ (1,798)  $ (1,204)  $ (3,902)  $ (3,649)  $(169,691)
                      __________  _________  _________  _________  _________

LOSS PER COMMON
  SHARE                $   (.00)  $   (.00)  $   (.00)  $   (.00)  $    (.12)
                      __________  _________  _________  _________  _________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                 From the
                                                              Re-entering of
                                             For the Six       Development
                                             Months Ended    Stage on April 1,
                                             September 30,     1985 through
                                        ______________________ September 30,
                                             2004       2003       2004
                                        __________  __________  _____________
Cash Flows from Operating Activities:
 Net loss                               $   (3,902) $   (3,649) $   (169,691)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                              -           -        50,000
  Changes in assets and liabilities:
   Increase in prepaid expense                 225           -             -
   Increase (decrease) in
     accounts payable                           (5)     (2,639)       (1,259)
   Increase in accrued interest                 88           -           522
                                        __________  __________  _____________
        Net Cash (Used) by
          Operating Activities              (3,594)     (6,288)     (120,428)
                                        __________  __________  _____________

Cash Flows from Investing Activities             -           -             -
                                        __________  __________  _____________
        Net Cash Provided by
          Investing Activities                   -           -             -
                                        __________  __________  _____________

Cash Flows from Financing Activities:
 Proceeds from bank overdraft                    -         460             -
 Advances from related party                   300       5,800        25,350
 Proceeds from advances                      3,078           -         3,078
 Proceeds from notes payable                     -           -        22,000
 Proceeds from common stock issuance             -           -        70,000
                                        __________  __________  _____________
        Net Cash Provided by
          Financing Activities               3,378       6,260       120,428
                                        __________  __________  _____________
Net Increase (Decrease) in Cash               (216)        (28)            -

Cash at Beginning of Period                    216          28             -
                                        __________  __________  _____________
Cash at End of Period                   $        -   $       -   $         -
                                        __________  __________  _____________

Supplemental Disclosures of
  Cash Flow Information:
    Cash paid during the period for:
      Interest                          $        -   $       -   $         -
      Income taxes                      $        -   $       -   $         -

Supplemental Schedule of
  Non-cash Investing and
   Financing Activities:
  For the six months ended September 30, 2004:
     None

  For the six months ended September 30, 2003:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to September
  30,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2004 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2004, the Company has available unused operating loss carryforwards of approximately $40,500, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,800 and $12,500 as of September 30, 2004 and March 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,300 during the six months ended September 30, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the six months ended September 30, 2004 and 2003, respectively, a shareholder of the Company advanced $300 and $3,300 to the Company. No interest is being accrued on these advances. At September 30, 2004, the total amount owed to the shareholder for advances is $25,350.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  At September 30, 2004 and March 31, 2004, the Company's attorney had loaned a total of $3,078 and $0, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the six months ended September 30, 2004 and 2003 amounted to $88 and $0, respectively.

  Management Compensation - During the six months ended September 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                  From the
                                                               Re-entering of
                            For the Three     For the Six    Development Stage
                            Months Ended      Months Ended   Stage on April 1,
                            September 30,     September 30,      1985 through
                          __________________ ___________________ September 30,
                            2004      2003      2004      2003      2004
                          ________ _________ _________ _________ ____________

  Loss from continuing
   operations available
   to common stockholders
   (numerator)            $(1,798)  $(1,204)  $(3,902)  $(3,649)  $ (169,691)
                          ________ _________ _________ _________ ____________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during the
   period (denominator)   3,591,082 3,591,082 3,591,082 3,591,082   1,384,120
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

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act

Item 3.  Defaults Upon Senior Securities

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

Item 5.  Other Information

     None.

Item 6.  Exhibits.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Fashion Tech International, Inc.



Date: November 10, 2004            by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director