Form 10QSB
period 2004-12-31
FASHION TECH INTERNATIONAL INC
filed 2005-02-22
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2004

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

                             DECEMBER 31, 2004

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE


        -  Unaudited Condensed Balance Sheets,
             December 31, 2004 and March 31, 2004                     2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended December 31,
            2004 and 2003 and from the re-entering of
            development stage on April 1, 1985 through
            December 31, 2004                                         3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended December 31, 2004
            and 2003 and from the re-entering of
            development stage on April 1, 1985 through
            December 31, 2004                                         4


        -  Notes to Unaudited Condensed Financial Statements      5 - 7

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          December 31,   March 31,
                                              2004         2004
                                          ___________  ___________
CURRENT ASSETS:
  Cash                                     $        -   $      216
  Prepaid expense                                   -          225
                                          ___________  ___________
        Total Current Assets                        -          441
                                          ___________  ___________

                                           $        -   $      441
                                          ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                         $    1,370   $      690
  Accrued Interest                                169            -
Advances                                         3553            -
  Advances - related party                     25,350       25,050
                                          ___________  ___________
        Total Current Liabilities              30,442       25,740
                                          ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                     -       -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                  3,591        3,591
  Capital in excess of par value              550,448      550,448
  Retained deficit                           (413,549)    (413,549)
  Deficit accumulated during the
    development stage                        (170,932)    (165,789)
                                          ___________  ___________
        Total Stockholders'
          Equity (Deficit)                    (30,442)     (25,299)
                                          ___________  ___________

                                           $        -   $      441
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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                From the
                                                             Re-entering of
                          For the Three      For the Nine      Development
                           Months Ended      Months Ended   Stage on April 1,
                           December 31,      December 31,      1985 through
                      ________________________________________ December 31,
                         2004       2003      2004       2003       2004
                      __________  _________  _________  _________  _________
REVENUE               $        -  $       -  $       -  $       -  $       -

COST OF SALES                  -          -          -          -          -
                      __________  _________  _________  _________  _________
GROSS PROFIT                   -          -          -          -          -

EXPENSES:
  General and
   administrative          1,160      2,299      4,974      5,948    172,273
                      __________  _________  _________  _________  _________

LOSS FROM OPERATIONS
  BEFORE OTHER
   INCOME(EXPENSE)        (1,160)    (2,299)    (4,974)    (5,948)  (172,273)
                      __________  _________  _________  _________  _________

OTHER INCOME (EXPENSE):
  Interest expense           (81)         -       (169)         -       (603)
  Gain on disposal
   of assets                   -          -          -          -      1,944
                      __________  _________  _________  _________  _________
TOTAL OTHER INCOME
  (EXPENSE)                  (81)         -       (169)         -      1,341
                      __________  _________  _________  _________  _________

LOSS BEFORE INCOME
  TAXES                   (1,241)    (2,299)    (5,143)    (5,948)  (170,932)

CURRENT TAX EXPENSE            -          -          -          -          -

DEFERRED TAX EXPENSE           -          -          -          -          -
                      __________  _________  _________  _________  _________

NET LOSS              $   (1,241) $  (2,299) $  (5,143) $  (5,948) $(170,932)
                      __________  _________  _________  _________  _________

LOSS PER COMMON
   SHARE              $     (.00) $    (.00) $    (.00) $    (.00) $    (.12)
                      __________  _________  _________  _________  _________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               From the
                                                            Re-entering of
                                           For the Nine       Development
                                           Months Ended     Stage on April 1,
                                           December 31,       1985 through
                                        ____________________  December 31,
                                           2004        2003       2004
                                        _________  _________  _____________
Cash Flows from Operating Activities:
 Net loss                               $  (5,143) $  (5,948) $   (170,932)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                             -          -        50,000
  Changes in assets and liabilities:
   Decrease in prepaid expense                225          -             -
   Increase (decrease) in accounts
     payable                                  680     (1,954)         (574)
   Increase in accrued interest               169          -           603
                                        _________  _________  _____________
        Net Cash (Used) by
          Operating Activities             (4,069)    (7,902)     (120,903)
                                        _________  _________  _____________
Cash Flows from Investing Activities            -          -             -
                                        _________  _________  _____________
        Net Cash Provided by
          Investing Activities                  -          -             -
                                        _________  _________  _____________

Cash Flows from Financing Activities:
 Proceeds received from bank overdraft          -          -             -
 Advances from related party                  300      8,000        25,350
 Proceeds from advances                     3,553          -         3,553
 Proceeds from notes payable                    -          -        22,000
 Proceeds from common stock issuance            -          -        70,000
                                        _________  _________  _____________
        Net Cash Provided by
          Financing Activities              3,853      8,000       120,903
                                        _________  _________  _____________
Net Increase (Decrease) in Cash              (216)        98             -

Cash at Beginning of Period                   216         28             -
                                        _________  _________  _____________
Cash at End of Period                   $       -  $     126  $          -
                                        _________  _________  _____________

Supplemental Disclosures of
  Cash Flow Information:
    Cash paid during the period for:
      Interest                          $       -  $       -  $          -
      Income taxes                      $       -  $       -  $          -

Supplemental Schedule of
  Non-cash Investing and
  Financing Activities:

  For the nine months ended December 31, 2004:
     None

  For the nine months ended December 31, 2003:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited financial statements. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Restatement - The financial statements for all periods have been restated to reflect a 100-for-1 reverse stock split which was effected in April 1999.

  Reclassification - The financial statements for periods prior to  December
  31,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2004 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards of approximately $42,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,200 and $12,500 as of December 31, 2004 and March 31, 2004 respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,700 during the nine months ended December 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the nine months ended December 31, 2004 and 2003, respectively, a shareholder of the Company advanced $300 and $8,000 to the Company. No interest is being accrued on these advances. At December 31, 2004, the total amount owed to the shareholder for advances is $25,350.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  At December 31, 2004 and March 31, 2004, the Company's attorney had loaned a total of $3,553 and $0 respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended December 31, 2004 and 2003 amounted to $169 and $0, respectively.

  Management Compensation - During the nine months ended December 31, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                   From the
                                                                Re-entering of
                            For the Three     For the Nine       Development
                            Months Ended      Months Ended    Stage on April 1,
                            December 31,      December 31,       1985 through
                          _____________________________________   December 31,
                             2004      2003      2004      2003       2004
                          _________ _________ _________ _________ ____________
  Loss from continuing
   operations available
   to common stockholders
   (numerator)            $  (1,241)$  (2,299)$  (5,143)$  (5,948)$  (170,932)
                          _________ _________ _________ _________ ____________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during the
   period (denominator)   3,591,082 3,591,082 3,591,082 3,591,08   21,384,120
                          _________ _________ _________ _________ ____________

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


                              Fashion Tech International, Inc.



Date: February 3, 2005             by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director