Form 10KSB
period 2005-03-31
FASHION TECH INTERNATIONAL INC
filed 2005-06-29
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005   Commission File No. 2-93231-NY

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

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

The number of shares outstanding of the Issuer's common stock at March 31, 2005: 3,591,082

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

     Quarter Ended                 High                      Low
     June 30, 2003                 $0.25                    $0.25
     September 30, 2003            $0.25                    $0.25
     December 31, 2003             $0.25                    $0.25
     March 31, 2004                $0.25                    $0.25
     June 30, 2004                 $0.25                    $0.25
     September 30, 2004            $0.30                    $0.25
     December 31, 2004             $0.30                    $0.30
     March 31, 2005                $0.30                    $0.30

      (B)  HOLDERS.

     On June 8, 2005, there were 490 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; REPURCHASES

     During the period covered by this report, there were no sales by the issuer of its equity securities without registering the securities under the Securities Act. During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act.

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

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 7.     FINANCIAL STATEMENTS.

      See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.    CONTROLS AND PROCEDURES.

     The issuer's principal executive and financial officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

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

ITEM 8B.    OTHER INFORMATION.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended March 31, 2005, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-KSB. A report on Form 8-K was filed on April 18, 2005.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table sets forth the sole director and executive officer of the Company, her age, and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.


                              Term Served As     Positions
Name of Director       Age    Director/Officer  With Company

Pam Jowett. . . . . . . 51    Since inception   President &
                                                Secretary/Treasurer

     A brief description of her background and business experience is as follows:

     PAM JOWETT serves as President, Secretary/Treasurer and Director of the Company. Ms. Jowett has been self employed for over the past five years as a nail technician in the beauty industry. Ms. Jowett also is an officer or director of Prestige Capital Corporation and First Growth Investors, Inc., other companies subject to the reporting requirements of the Securities Exchange Act of 1934.

     The director holds no other directorships in any other companies subject to the reporting requirements of the Securities Exchange Act of 1934.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     On April 12, 2005, certain persons purchased 1,095,000 shares from existing shareholders of the registrant, including all of the shares held by Scott Bills, Paul McAlister, and Clair Olsen, who have previously been disclosed as owners of more than 5% of the registrant' stock. After reflecting this transaction, the following table contains stock ownership information about officers, directors and other stockholders known to be beneficial owners
of more than 5% of the registrant's stock.   A beneficial owner of stock is
any person who has or shares the power to decide how to vote or whether to dispose of the stock.


                          Title of          Amount & Nature of  % of
Name and Address           Class          Beneficial Ownership  Class
Principal Shareholders

Lynn Dixon                Common              1,974,750 shares  54.99%
311 S. State, #460
SLC, UT 84111


Thomas G. Kimble          Common              1,060,605 shares  29.5%
311 S. State, #460
Salt Lake City, UT 84111

Officers and Directors

Pam Jowett                Common                 25,000 shares  0 .7%
2508 S. 1300 E.
SLC, UT 84106

All officers and          Common                 25,000 shares  0 .7%
directors as a group
(1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     During the fiscal years ended March 31, 2005 and 2004, Lynn Dixon, a majority shareholder of the Company, advanced $9,300 to the Company. No interest is being accrued on these advances. As a result, the Company carries an account payable to a related party, which bears no interest, in the amount of $25,350 at March 31, 2005. During the fiscal years ended March 31, 2005 and 2004, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space. At March 31, 2005 and March 31, 2004, Thomas Kimble, a majority shareholder of and attorney for the Company, had loaned a total of $5,968 to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the year ended March 31, 2005 amounted to $265.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $2,760 for the fiscal year ended March 31, 2004 and $4,420 for the fiscal year ended March 31, 2005.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended March 31, 2004 and $-0- for the fiscal year ended March 31, 2005.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $200 for the fiscal year ended March 31, 2004 and $225 for the fiscal year ended March 31, 2005.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended March 31, 2004 and $-0- for the fiscal year ended March 31, 2005.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                              MARCH 31, 2005

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Report of Independent Registered Public
            Accounting Firm                                  1


        -  Balance Sheet, March 31, 2005                     2


        -  Statements of Operations, for the years ended
            March 31, 2005 and 2004 and from the
            re-entering of development stage on April 1,
            1985 through March 31, 2005                      3


        -  Statement of Stockholders' Equity (Deficit),
            from the date of the re-entering of
            development stage on April 1, 1985 through
            March 31, 2005                               4 - 5


        -  Statements of Cash Flows, for the years ended
            March 31, 2005 and 2004 and from the
            re-entering of development stage on April 1,
            1985 through March 31, 2005                      6


        -  Notes to Financial Statements                 7 - 9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
FASHION TECH INTERNATIONAL, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Fashion Tech International, Inc. [a development stage company] as of March 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005 and 2004 and for the period from the re-entering of development stage on April 1, 1985 through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Fashion Tech International, Inc. as of March 31, 1999 and for the periods then ended were audited by other auditors whose report dated May 28, 1999 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Tech International, Inc. [a development stage company] as of March 31, 2005 and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 and for the period from the re-entering of development stage on April 1, 1985 through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since re-entering development stage and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
June 1, 2005

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                        March 31,
                                                           2005
                                                       ___________
CURRENT ASSETS:
  Cash                                                 $         -
                                                       ___________
        Total Current Assets                                     -
                                                       ___________

                                                       $         -
                                                       ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $         -
  Advances - related party                                  31,318
  Accrued Interest                                             265
                                                       ___________
        Total Current Liabilities                           31,583
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                              -
       Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                               3,591
  Capital in excess of par value                           550,448
  Retained deficit                                       (413,549)
  Deficit accumulated during the
   development stage                                     (172,073)
                                                       ___________
        Total Stockholders' Equity (Deficit)              (31,583)
                                                       ___________

                                                       $         -
                                                       ___________



 The accompanying notes are an integral part of this financial statement.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                               From the
                                                            Re-entering of
                                            For the          Development
                                          Year Ended       Stage on April 1,
                                           March 31,         1985 Through
                                    ______________________     March 31,
                                       2005        2004          2005
                                    __________  __________  ______________
REVENUE                             $        -  $        -  $            -

EXPENSES:
  General and administrative             6,019       6,638         173,318
                                    __________  __________  ______________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                (6,019)     (6,638)       (173,318)
                                    __________  __________  ______________
OTHER INCOME (EXPENSE):
  Interest expense                        (265)          -            (699)
  Gain on disposal of assets                 -           -           1,944
                                    __________  __________  ______________
        Total Other Income (Expense)         -           -           1,245
                                    __________  __________  ______________

LOSS BEFORE INCOME TAXES                (6,284)     (6,638)       (172,073)

CURRENT TAX EXPENSE                          -           -               -

DEFERRED TAX EXPENSE                         -           -               -
                                    __________  __________  ______________

NET LOSS                            $   (6,284) $   (6,638) $     (172,073)
                                    __________  __________  ______________

LOSS PER COMMON SHARE               $     (.00) $     (.00) $         (.12)
                                    __________  __________  ______________














The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2005


                                                                   Deficit
                                                                 Accumulated
                            Common Stock    Capital in           During the
                          _________________ Excess of  Retained  Development
                           Shares   Amount  Par Value   Deficit     Stage
                          _________ _______ _________ __________ ___________
BALANCE, April 1, 1985      183,063 $   183 $ 327,382 $(413,549) $         -

Issuance of 108,000 shares
  of common stock for cash
  at $.50 per share,
  November 1985             108,000     108    53,892          -           -

Return and cancellation of
  20,000 shares of common
  stock, November 1985     (20,000)    (20)   (9,998)          -           -

Issuance of 80 shares of
  common stock for cash
  at $.50 per share,
  November 1985                  80       -        40          -           -

Issuance of 80,000 shares
  of common stock for
  assets at $.50 per
  share, March 1986          80,000      80    39,920          -           -

Issuance of 20,000 shares
  of common stock for
  services at $.50 per
  share, June 1986           20,000      20     9,998          -           -

Issuance of 220,000 shares
  of common stock for cash
  at $.50 per share,
  October 1986              220,000     220   109,780          -           -

Net loss from the re-
  entering of development
  stage on April 1, 1985
  through March 31, 1998          -       -         -          -   (118,056)
                          _________ _______ _________ __________ ___________
BALANCE, March 31, 1998     591,143     591   531,014  (413,549)   (118,056)

Net loss for the year
  ended March 31, 1999            -       -         -          -     (8,666)
                          _________ _______ _________ __________ ___________
BALANCE, March 31, 1999     591,143     591   531,014  (413,549)   (126,722)

Fractional share adjustment    (61)       -         -          -           -

Issuance of 3,000,000
  shares of common stock
  to retire note payable
  and accrued interest at
  $.001 per share, June
  1999                    3,000,000   3,000    19,434          -           -

Net loss for the year
  ended March 31, 2000            -       -         -          -     (9,713)
                          _________ _______ _________ __________ ___________
BALANCE, March 31, 2000   3,591,082   3,591   550,448  (413,549)   (136,435)

Net loss for the year
  ended March 31, 2001            -       -         -          -    (11,003)
                          _________ _______ _________ __________ ___________
BALANCE, March 31, 2001   3,591,082   3,591   550,448  (413,549)   (147,438)

Net loss for the year
  ended March 31, 2002            -       -         -          -     (6,159)
                          _________ _______ _________ __________ ___________
BALANCE, March 31, 2002   3,591,082   3,591   550,448  (413,549)   (153,597)

Net loss for the year
  ended March 31, 2003            -       -         -          -     (5,554)



                                   [Continued]

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2005

                                [Continued]


                                                                   Deficit
                                                                 Accumulated
                             Common Stock  Capital in            During the
                          _________________ Excess of  Retained  Development
                            Shares   Amount Par Value   Deficit     Stage
                          _________ _______ _________ __________ ___________
BALANCE, March 31, 2003   3,591,082   3,591   550,448  (413,549)   (159,151)

Net loss for the year
  ended March 31, 2004            -       -         -          -     (6,638)
                          _________ _______ _________ __________ ___________
BALANCE, March 31, 2004   3,591,082   3,591   550,448  (413,549)   (165,789)

Net loss for the year
  ended March 31, 2005            -       -         -          -     (6,284)
                          _________ _______ _________ __________ ___________
BALANCE, March 31, 2005   3,591,082 $ 3,591 $ 550,448 $(413,549) $ (172,073)
                          _________ _______ _________ __________ ___________

























 The accompanying notes are an integral part of this financial statement.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                               From the
                                                            Re-entering of
                                            For the          Development
                                          Year Ended       Stage on April 1,
                                           March 31,         1985 Through
                                    ______________________     March 31,
                                       2005        2004          2005
                                    __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                           $   (6,284) $   (6,638) $     (172,073)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                          -           -          50,000
  Changes in assets and liabilities:
   (Increase) decrease in prepaid
     expense                               225        (225)              -
   (Decrease) in accounts payable         (690)     (1,949)         (1,944)
   Increase in accrued interest            265           -             699
                                    __________  __________  ______________
        Net Cash (Used) by
          Operating Activities          (6,484)     (8,812)       (123,318)
                                    __________  __________  ______________

Cash Flows from Investing Activities         -           -               -
                                    __________  __________  ______________
        Net Cash Provided by
          Investing Activities               -           -               -
                                    __________  __________  ______________

Cash Flows from Financing Activities:
 Advances from related party             6,268       9,000          31,318
 Proceeds from notes payable                 -           -          22,000
 Proceeds from common stock issuance         -           -          70,000
                                    __________  __________  ______________
        Net Cash Provided by
          Financing Activities           6,268       9,000         123,318
                                    __________  __________  ______________

Net Increase (Decrease) in Cash           (216)        188               -

Cash at Beginning of Period                216          28               -
                                    __________  __________  ______________

Cash at End of Period               $        -  $      216  $            -
                                    __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                        $        -  $        -  $            -
    Income taxes                    $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended March 31, 2005:
     None

  For the year ended March 31, 2004:
     None



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

  Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

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

NOTE 2 - CAPITAL STOCK [ Continued ]

  In June 1999, the Company issued 3,000,000 shares of common stock for the conversion of a $22,000 note payable and $434 of accrued interest.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available unused operating loss carryforwards of approximately $42,900, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,600 and $12,500 as of March 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,100 during the year ended March 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the years ended March 31, 2005 and 2004, respectively, a shareholder of the Company advanced $300 and $9,000 to the Company. No interest is being accrued on these advances. At March 31, 2005, the total amount owed to the shareholder for advances is $25,350.

  At March 31, 2005 and March 31, 2004, the Company's attorney had loaned a total of $5,968 and $0 respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the year ended March 31, 2005 and 2004 amounted to $265 and $0, respectively.

  Management Compensation - During the years ended March 31, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                               From the
                                                            Re-entering of
                                            For the          Development
                                          Year Ended       Stage on April 1,
                                           March 31,         1985 Through
                                    ______________________     March 31,
                                       2005        2004          2005
                                    __________  __________  ______________
    Loss from continuing operations
    available to common stockholders
    (numerator)                     $   (6,284) $   (6,638) $     (172,073)
                                    __________  __________  ______________
    Weighted average number of
    common shares outstanding
    used in loss per share during
    the period (denominator)         3,591,082   3,591,082       1,439,113
                                    __________  __________  ______________

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


Fashion Tech International, Inc.



By:     /s/ Pam Jowett                      Date:  June 20, 2005
     Pam Jowett, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                     Date:  June 20, 2005
     Pam Jowett, President
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.