Form 10QSB
period 2005-06-30
FASHION TECH INTERNATIONAL INC
filed 2005-08-11
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2005

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


The number of $.001 par value common shares outstanding at June 30, 2005:
3,591,082

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2005

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -    Unaudited Condensed Balance Sheets,
              June 30, 2005 and March 31, 2005               2


        -    Unaudited Condensed Statements of Operations,
              for the three months ended June 30,
              2005 and 2004 and from the re-entering
              of development stage on April 1, 1985
              through June 30, 2005                          3


        -    Unaudited Condensed Statements of Cash Flows,
              for the three months ended June 30, 2005
              and 2004 and from the re-entering of
              development stage on April 1, 1985 through
              June 30, 2005                                  4


        -    Notes to Unaudited Condensed Financial
              Statements                                 5 - 7

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                            June 30,   March 31,
                                              2005        2005
                                           __________  __________
CURRENT ASSETS:
  Cash                                     $        -           -
  Prepaid Assets                                    -           -
                                           __________  __________
        Total Current Assets               $        -           -
                                           __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    2,820           -
  Advances - related party                     32,318      31,318
  Accrued Interest                                433         265
                                           __________  __________
        Total Current Liabilities              35,571      31,583
                                           __________  __________
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding
- -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
     outstanding                                3,591       3,591
 Capital in excess of par value               550,448     550,448
 Retained deficit                            (413,549)   (413,549)
 Deficit accumulated during the
   development stage                         (176,061)   (172,073)
                                           __________  __________
        Total Stockholders' Equity            (35,571)    (31,583)
                                           __________  __________

                                           $        -           -
                                           __________  __________





Note: The Balance Sheet of March 31, 2005 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               From the
                                                             Re-entering of
                                         For the Three        Development
                                          Months Ended         Stage on
                                            June 30,         April 1, 1985
                                     ______________________     Through
                                        2005        2004     June 30, 2005
                                     __________  __________  _____________
REVENUE                              $        -  $        -  $           -

EXPENSES:
  General and administrative              3,820       2,104        177,138
                                     __________  __________  _____________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                 (3,820)     (2,104)      (177,138)
                                     __________  __________  _____________
OTHER INCOME (EXPENSE):
  Interest expense                         (168)          -           (867)
  Gain on disposal of assets                  -           -          1,944
                                     __________  __________  _____________
        Total Other Income (Expense)       (168)          -          1,077
                                     __________  __________  _____________

LOSS BEFORE INCOME TAXES                 (3,988)          -       (176,061)

CURRENT TAX EXPENSE                           -           -              -

DEFERRED TAX EXPENSE                          -           -              -
                                     __________  __________  _____________

NET LOSS                             $   (3,988) $   (2,104) $    (176,061)
                                     __________  __________  _____________

LOSS PER COMMON SHARE                $     (.00) $     (.00) $        (.12)
                                     __________  __________  _____________












 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                               From the
                                                             Re-entering of
                                         For the Three        Development
                                          Months Ended         Stage on
                                            June 30,         April 1, 1985
                                     ______________________     Through
                                        2005        2004     June 30, 2005
                                     __________  __________  _____________
Cash Flows from Operating Activities:
 Net loss                            $   (3,988) $   (2,104) $    (176,061)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                           -           -         50,000
  Changes in assets and liabilities:
   (Increase) in prepaid expense              -         225              -
   Increase (decrease) in accounts
     payable                              2,820       1,363            876
   Increase in accrued interest             168           -            867
                                     __________  __________  _____________
        Net Cash (Used) by
          Operating Activities           (1,000)       (516)      (124,318)
                                     __________  __________  _____________

Cash Flows from Investing Activities          -           -              -
                                     __________  __________  _____________
        Net Cash Provided by
          Investing Activities                -           -              -
                                     __________  __________  _____________

Cash Flows from Financing Activities:
 Advances from related party              1,000         300         32,318
 Proceeds from notes payable                  -           -         22,000
 Proceeds from common stock issuance          -           -         70,000
                                     __________  __________  _____________
        Net Cash Provided by
          Financing Activities            1,000         300        124,318
                                     __________  __________  _____________

Net Increase (Decrease) in Cash               -        (216)             -

Cash at Beginning of Period                   -         216              -
                                     __________  __________  _____________

Cash at End of Period                $        -  $        -  $           -
                                     __________  __________  _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $        -  $        -  $           -
    Income taxes                     $        -  $        -  $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended June 30, 2005:
     None

  For the three months ended June 30, 2004:
     None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Restatement - The financial statements for all periods have been restated to reflect a 100-for-1 reverse stock split which was effected in April 1999.

  Reclassification - The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2005, the Company has available unused operating loss carryforwards of approximately $46,900, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,950 and $14,600 as of June 30, 2005 and March 31, 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,350 during the three months ended June 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the three months ended June 30, 2005 and 2004, respectively, a shareholder of the Company advanced $0 and $300 to the Company. No interest is being accrued on these advances. At June 30, 2005, the total amount owed to the shareholder for advances is $25,350.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  At June 30, 2005 and June 30, 2004, the Company's attorney had loaned a total of $6,968 and $2,053 respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the three months ended June 30, 2005 and 2004 amounted to $168 and $0, respectively.

  Management Compensation - During the three months ended June 30, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                               From the
                                                             Re-entering of
                                         For the Three        Development
                                          Months Ended         Stage on
                                            June 30,         April 1, 1985
                                     ______________________     Through
                                        2005        2004     June 30, 2005
                                     __________  __________  _____________
    Loss from continuing operations
    available to common stockholders
    (numerator)                      $   (3,988) $   (2,104) $    (176,061)
                                     __________  __________  _____________
    Weighted average number of
    common shares outstanding
    used in loss per share during
    the period (denominator)          3,591,082   3,591,082      1,465,594
                                     __________  __________  _____________

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


                              Fashion Tech International, Inc.



Date: August 9, 2005          by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director