Form 10QSB
period 2005-09-30
FASHION TECH INTERNATIONAL INC
filed 2005-11-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)..             YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at September 30, 2005:
3,591,082

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2005

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            September 30, 2005 and March 31, 2005            1


        -    Unaudited Condensed Statements of Operations,
            for the three and six months ended September
            30, 2005 and 2004 and from the re-entering
            of development stage on April 1, 1985 through
            September 30, 2005                               2


        -    Unaudited Condensed Statements of Cash Flows,
            for the six months ended September 30, 2005
            and 2004 and from the re-entering of
            development stage on April 1, 1985 through
            September 30, 2005                               3


        -    Notes to Unaudited Condensed Financial
            Statements                                   4 - 6

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS


                                            September 30,     March 31,
                                                2005            2005
                                           ______________  ______________
CURRENT ASSETS:
  Cash                                     $            -  $            -
  Prepaid Assets                                        -               -
                                           ______________  ______________
        Total Current Assets               $            -  $            -
                                           ______________  ______________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $            -  $            -
  Advances - related party                         36,708          31,318
  Accrued Interest                                    662             265
                                           ______________  ______________
        Total Current Liabilities                  37,370          31,583
                                           ______________  ______________
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding
- -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
     outstanding                                    3,591           3,591
 Capital in excess of par value                   550,448         550,448
 Retained deficit                                (413,549)       (413,549)
 Deficit accumulated during the
   development stage                             (177,860)       (172,073)
                                           ______________  ______________
        Total Stockholders' Equity                (37,370)        (31,583)
                                           ______________  ______________

                                           $            -  $            -
                                           ______________  ______________





Note: The Balance Sheet of March 31, 2005 was taken from the auditor's financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                 From the
                                                               re-entering
                           For the Three      For the Six     of development
                            Months Ended      Months Ended   stage on April 1,
                            September 30,     September 30,    1985 Through
                         _________________ _________________   September 30,
                           2005     2004     2005     2004         2005
                         ________ ________ ________ ________ ________________
REVENUE                  $      - $      - $      - $      - $              -

EXPENSES:
 General and
   administrative           1,570    1,710    5,390    3,814          178,708
                         ________ ________ ________ ________ ________________

LOSS FROM OPERATIONS
BEFORE OTHER INCOME
(EXPENSE)                 (1,570)  (1,710)  (5,390)  (3,814)        (178,708)

OTHER INCOME (EXPENSE)
 Interest Expense           (229)     (88)    (397)     (88)          (1,096)
 Gain on disposal of
   assets                       -        -        -        -            1,944
                         ________ ________ ________ ________ ________________
  Total Other Income
  (Expense)                 (229)     (88)    (397)     (88)              848
                         ________ ________ ________ ________ ________________

LOSS BEFORE INCOME
  TAXES                   (1,799)  (1,798)  (5,787)  (3,902)        (177,860)

CURRENT TAX EXPENSE             -        -        -        -                -

DEFERRED TAX EXPENSE            -        -        -        -                -
                         ________ ________ ________ ________ ________________

NET LOSS                 $(1,799) $(1,798) $(5,787) $(3,902) $      (177,860)
                         ________ ________ ________ ________ ________________

LOSS PER COMMON SHARE    $  (.00) $  (.00) $  (.00) $ (.00.) $          (.12)
                         ________ ________ ________ ________ ________________













 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                 From the
                                                               Re-entering
                                          For the Six         of Development
                                          Months Ended       Stage on April 1,
                                          September 30,        1985 Through
                                     ______________________    September 30,
                                        2005        2004           2005
                                     __________  __________  ________________
Cash Flows from Operating Activities:
 Net loss                            $   (5,787) $   (3,902) $       (177,860)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                           -           -            50,000
  Changes in assets and liabilities:
   Decrease in prepaid expense                -         225                 -
    (Decrease) in accounts payable            -          (5)           (1,944)
   Increase in accrued interest             397          88             1,096
                                     __________  __________  ________________
        Net Cash (Used) by
          Operating Activities           (5,390)     (3,594)         (128,708)
                                     __________  __________  ________________

Cash Flows from Investing Activities          -           -                 -
                                     __________  __________  ________________
        Net Cash Provided by
          Investing Activities                -           -                 -
                                     __________  __________  ________________

Cash Flows from Financing Activities:
 Advances from related party              5,390       3,378            36,708
 Proceeds from notes payable                  -           -            22,000
 Proceeds from common stock issuance          -           -            70,000
                                     __________  __________  ________________
        Net Cash Provided by
          Financing Activities            5,390       3,378           128,708
                                     __________  __________  ________________

Net Increase (Decrease) in Cash               -        (216)                -

Cash at Beginning of Period                   -         216                 -
                                     __________  __________  ________________

Cash at End of Period                $        -  $        -  $              -
                                     __________  __________  ________________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $        -  $        -  $              -
    Income taxes                     $        -  $        -  $              -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended September 30, 2005:
     None

  For the six months ended September 30, 2004:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No.43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - The financial statements for all periods have been restated to reflect a 100-for-1 reverse stock split which was effected in April 1999.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Reclassification - The financial statements for periods prior to September
  30,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2005 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $48,700, which may be applied against future taxable income and which expire in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,600 and $14,600 as of September 30, 2005 and March 31, 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,000 during the six months ended September 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the six months ended September 30, 2005 and 2004, respectively, a shareholder of the Company advanced $0 and $300 to the Company. No interest is being accrued on these advances. At September 30, 2005, the total amount owed to the shareholder for advances is $25,350.

  At September 30, 2005 and September 30, 2004, the Company's attorney had loaned a total of $11,358 and $3,078 respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the six months ended September 30, 2005 and 2004 amounted to $397 and $88, respectively.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS[Continued]

  Management Compensation - During the six months ended September 30, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                                  From the
                                                                re-entering
                        For the Three        For the Six      of development
                         Months Ended        Months Ended    stage on April 1,
                         September 30,       September 30,     1985 Through
                     ___________________ ___________________   September 30,
                        2005      2004      2005      2004         2005
                     _________ _________ _________ _________ ________________
 Loss from continuing
  operation available
  to common
  stockholders
  (numerator)        $ (1,799) $ (1,798) $ (5,787) $ (3,902) $      (177,860)

 Weighted average
  number of common
  shares outstanding
  used in loss per
  share during the
  period
  (denominator)      3,591,082 3,591,082 3,591,082 3,591,082        1,491,712
                     _________ _________ _________ _________ ________________


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


                                   Fashion Tech International, Inc.



Date: November 11, 2005            by:   /s/ Pam Jowett
                                   Pam Jowett, President & Director