Form 10QSB
period 2005-12-31
FASHION TECH INTERNATIONAL INC
filed 2006-02-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at December 31, 2005:
3,591,082

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.













                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                            PAGE


        -   Unaudited Condensed Balance Sheets,
             December 31, 2005 and March 31, 2005              2


        -   Unaudited Condensed Statements of Operations,
             for the three and nine months ended December
             31, 2005 and 2004 and from the re-entering
             of development stage on April 1, 1985
             through December 31, 2005                         3


        -   Unaudited Condensed Statements of Cash Flows,
             for the nine months ended December 31, 2005
             and 2004 and from the re-entering of
             development stage on April 1, 1985 through
             December 31, 2005                                 4


        -   Notes to Unaudited Condensed Financial
             Statements                                    5 - 7

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          December 31,    March 31,
                                              2005          2005
                                          ____________  ____________
CURRENT ASSETS:
  Cash                                    $          -  $          -
  Prepaid Expense                                    -             -
                                          ____________  ____________
        Total Current Assets                         -             -
                                          ____________  ____________

                                          $          -  $          -
                                          ____________  ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $          -  $          -
  Accrued Interest                                 955           265
Advances                                        12,668             -
  Advances - related party                      25,350        31,318
                                          ____________  ____________
        Total Current Liabilities               38,973        31,583
                                          ____________  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                 -              -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                   3,591         3,591
  Capital in excess of par value               550,448       550,448
  Retained deficit                            (413,549)     (413,549)
  Deficit accumulated during the
    development stage                         (179,463)     (172,073)
                                          ____________  ____________
        Total Stockholders' Equity
          (Deficit)                            (38,973)      (31,583)
                                          ____________  ____________

                                          $          -  $          -
                                          ____________  ____________

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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                  From the
                                                               Re-entering of
                                                                Development
                          For the Three        For the Nine       Stage on
                           Months Ended        Months Ended       April 1,
                           December 31,        December 31,     1985 through
                       ___________________ ___________________  December 31,
                          2005     2004       2005     2004         2005
                       _________ _________ _________ _________ ______________
REVENUE                $       - $       - $       - $       - $            -

COST OF SALES                  -         -         -         -              -
                       _________ _________ _________ _________ ______________
GROSS PROFIT                   -         -         -         -              -

EXPENSES:
  General and
  administrative           1,310     1,160     6,700     4,974        180,018
                       _________ _________ _________ _________ ______________

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)              (1,310)   (1,160)   (6,700)   (4,974)      (180,018)
                       _________ _________ _________ _________ ______________

OTHER INCOME (EXPENSE):
  Interest expense         (293)      (81)     (690)     (169)        (1,389)
  Gain on disposal of
   assets                      -         -         -         -          1,944
                       _________ _________ _________ _________ ______________
TOTAL OTHER INCOME
  (EXPENSE)                (293)      (81)     (690)     (169)            555
                       _________ _________ _________ _________ ______________

LOSS BEFORE INCOME
  TAXES                  (1,603)   (1,241)   (7,390)   (5,143)      (179,463)

CURRENT TAX EXPENSE            -         -         -         -              -

DEFERRED TAX EXPENSE           -         -         -         -              -
                       _________ _________ _________ _________ ______________

NET LOSS               $ (1,603) $ (1,241) $ (7,390) $ (5,143) $    (179,463)
                       _________ _________ _________ _________ ______________

LOSS PER COMMON SHARE  $   (.00) $   (.00) $   (.00) $   (.00)
                       _________ _________ _________ _________ ______________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                 From the
                                                              Re-entering of
                                           For the Nine         Development
                                           Months Ended      Stage on April 1,
                                           December 31,        1985 through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (7,390) $   (5,143) $     (179,463)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                            -           -          50,000
  Changes in assets and liabilities:
   Increase in prepaid expense                 -         225               -
   Increase (decrease) in accounts
     payable                                   -         680          (1,944)
   Increase in accrued interest              690         169           1,389
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (6,700)     (4,069)       (130,018)
                                      __________  __________  ______________

Cash Flows from Investing Activities           -           -               -
                                      __________  __________  ______________
        Net Cash Provided by
          Investing Activities                 -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Advances from related party                   -         300          25,350
 Proceeds from advances                    6,700       3,553          12,668
 Proceeds from notes payable                   -           -          22,000
 Proceeds from common stock issuance           -           -          70,000
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities             6,700       3,853         130,018
                                      __________  __________  ______________
Net Increase (Decrease) in Cash                -        (216)              -

Cash at Beginning of Period                    -         216               -
                                      __________  __________  ______________
Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended December 31, 2005:
     None

  For the nine months ended December 31, 2004:
     None
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2005 audited financial statements. The results of operations for the periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to  December
  31,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2005 financial statements.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005, the Company has available unused operating loss carryforwards of approximately $50,300, which may be applied against future taxable income and which expire in various years through 2026.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,100 and $14,600 as of December 31, 2005 and March 31, 2005 respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,500 during the nine months ended December 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the nine months ended December 31, 2005 and 2004, respectively, a shareholder of the Company advanced $0 and $300 to the Company. No interest is being accrued on these advances. At December 31, 2005, the total amount owed to the shareholder for advances is $25,350.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

  At December 31, 2005 and March 31, 2005, the Company's attorney had loaned a total of $6,700 and $3,553, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the six months ended December 31, 2005 and 2004 amounted to $690 and $169, respectively.

  Management Compensation - During the nine months ended December 31, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                    For the Three          For the Nine
                                     Months Ended          Months Ended
                                     December 31,          December 31,
                                _____________________ _____________________
                                   2005       2004       2005       2004
                                __________ __________ __________ __________
  Loss from continuing
   operations available to
   common stockholders
   (numerator)                  $  (1,603) $  (1,241) $  (7,390) $  (5,143)
                                __________ __________ __________ __________
  Weighted average number of
   common shares outstanding
   used in loss per share during
   the period (denominator)       3,591,082  3,591,082  3,591,082  3,591,082
                                __________ __________ __________ __________

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


                                   Fashion Tech International, Inc.



Date: February 13, 2006            by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director