Form 10KSB
period 2006-03-31
FASHION TECH INTERNATIONAL INC
filed 2006-06-15
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006   Commission File No. 2-93231-NY

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No

Issuer's revenues for its most recent fiscal year.         $   -0-
The aggregate market value of the voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at March 31, 2006: 3,591,082

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

     Quarter Ended                 High                     Low
     June 30, 2004                 $0.25                    $0.25
     September 30, 2004            $0.30                    $0.25
     December 31, 2004             $0.30                    $0.30
     March 31, 2005                $0.30                    $0.30

     June 30, 2005                 $0.30                    $0.30
     September 30, 2005            $0.30                    $0.30
     December 31, 2005             $0.30                    $0.30
     March 31, 2006                $0.30                    $0.30

     During the period covered by this report, there were no sales by the issuer of its equity securities without registering the securities under the Securities Act.

     (B)  HOLDERS.

     On June 7, 2006, there were 490 holders of record of the Company's Common Stock.

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

     During the fourth quarter of the fiscal year covered by this report, there was no repurchase made by or on behalf of the issuer or any affiliated purchaser, of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act.

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

ITEM 8B.  OTHER INFORMATION.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended March 31, 2006, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-KSB.

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

                       Term Served As    Positions
Name of Director Age   Director/Officer  With Company

Pam Jowett        52   Since Dec 1999    President &
                                         Secretary/Treasurer

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

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     On April 12, 2005, certain persons purchased 1,095,000 shares from existing shareholders of the registrant, including all of the shares held by Scott Bills, Paul McAlister, and Clair Olsen, who have previously been disclosed as owners of more than 5% of the registrant's stock. After reflecting this transaction, the following table contains stock ownership information about officers, directors and other stockholders known to be
beneficial owners of more than 5% of the registrant's stock.   A beneficial
owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

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

Lynn Dixon                       Common                   1,974,750 shares  54.99%
311 S. State, #460
SLC, UT 84111

Thomas G. Kimble                 Common                   1,060,605 shares  29.5%
311 S. State, #460
Salt Lake City, UT 84111

Officers and Directors

Pam Jowett                       Common                      25,000 shares  0 .7%
2508 S. 1300 E.
SLC, UT 84106

All officers and directors as a  Common                      25,000 shares  0 .7%
group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     The Company carries an account payable to a related party, which bears no interest, in the amount of $25,350 at March 31, 2006. During the fiscal years ended March 31, 2006 and 2005, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space. At March 31, 2006 and March 31, 2005, Thomas Kimble, a majority shareholder of and attorney for the Company, had loaned a total of $7,060 and $5,968 to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the years ended March 31, 2006 and March 31, 2005 amounted to $1,013 and $265. At March 31, 2006 the advances and accrued interest were forgiven and treated as an additional contribution to capital.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $4,420 for the fiscal year ended March 31, 2005 and $4,540 for the fiscal year ended March 31, 2006.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended March 31, 2005 and $-0- for the fiscal year ended March 31, 2006.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $225 for the fiscal year ended March 31, 2005 and $250 for the fiscal year ended March 31, 2006.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended March 31, 2005 and $-0- for the fiscal year ended March 31, 2006.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                              MARCH 31, 2006

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]






                                 CONTENTS

                                                           PAGE

        -  Report of Independent Registered
             Public Accounting Firm                          1


        -  Balance Sheet, March 31, 2006                     2


        -  Statements of Operations, for the years
            ended March 31, 2006 and 2005 and from
            the re-entering of development stage on
            April 1, 1985 through March 31, 2006             3


        -  Statement of Stockholders' Equity (Deficit),
            from the re-entering of development stage
            on April 1, 1985 through March 31, 2006        4 - 5


        -  Statements of Cash Flows, for the years
            ended March 31, 2006 and 2005 and from the
            re-entering of development stage on
            April 1, 1985 through March 31, 2006             6


        -  Notes to Financial Statements                   7 - 9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
FASHION TECH INTERNATIONAL, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Fashion Tech International, Inc. [a development stage company] as of March 31, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2006 and 2005 and for the period from the re-entering of development stage on April 1, 1985 through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Fashion Tech International, Inc. as of March 31, 1999 and for the periods then ended were audited by other auditors whose report dated May 28, 1999 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.


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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Tech International, Inc. [a development stage company] as of March 31, 2006 and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 and for the period from the re-entering of development stage on April 1, 1985 through March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
May 12, 2006

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                        March 31,
                                                           2006
                                                       ___________
CURRENT ASSETS:
  Cash                                                  $        -
                                                        ___________
        Total Current Assets                                     -
                                                       ___________

                                                        $        -
                                                       ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                      $    1,810
  Advances - related party                                  25,350
                                                       ___________
        Total Current Liabilities                           27,160
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                              -
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                               3,591
  Capital in excess of par value                           564,754
  Retained deficit                                       (413,549)
  Deficit accumulated during the
   development stage                                     (181,956)
                                                       ___________
        Total Stockholders' Equity (Deficit)              (27,160)
                                                       ___________

                                                        $        -
                                                       ___________



The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                              From the
                                                           Re-entering of
                                            For the         Development
                                           Year Ended    Stage on April 1,
                                           March 31,        1985 Through
                                     _____________________    March 31,
                                         2006       2005        2006
                                     __________  _________  ____________
REVENUE                              $       -   $      -   $         -

EXPENSES:
  General and administrative             8,870      6,019       182,188
                                     __________  _________  ____________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                (8,870)    (6,019)     (182,188)
                                     __________  _________  ____________
OTHER INCOME (EXPENSE):
  Interest expense                      (1,013)      (265)       (1,712)
  Gain on disposal of assets                 -          -         1,944
                                     __________  _________  ____________
        Total Other Income (Expense)    (1,013)      (265)          232
                                     __________  _________  ____________

LOSS BEFORE INCOME TAXES                (9,883)    (6,284)     (181,956)

CURRENT TAX EXPENSE                          -          -             -

DEFERRED TAX EXPENSE                         -          -             -
                                     __________  _________  ____________

NET LOSS                             $  (9,883)  $ (6,284)  $  (181,956)
                                     __________  _________  ____________

LOSS PER COMMON SHARE                $    (.00)  $   (.00)
                                     __________  __________














The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2006



                                                                   Deficit
                                                                 Accumulated
                            Common Stock   Capital in              During the
                        _________________  Excess of   Retained  Development
                          Shares   Amount  Par Value    Deficit     Stage
                        _________  ______  ________   __________  __________
BALANCE,
 April 1, 1985            183,063   $ 183  $327,382   $(413,549)  $       -

Issuance of
 108,000 shares
 of common stock
 for cash at
 $.50 per share,
 November 1985            108,000     108    53,892           -           -

Return and
 cancellation of
 20,000 shares of
 common stock,
 November 1985           (20,000)    (20)    (9,998)          -           -

Issuance of 80
 shares of common
 stock for cash
 at $.50 per share,
 November 1985                 80       -        40           -           -

Issuance of 80,000
 shares of common
 stock for assets
 at $.50 per share,
 March 1986                80,000      80    39,920           -           -

Issuance of 20,000
 shares of common
 stock for services
 at $.50 per share,
 June 1986                 20,000      20     9,998           -           -

Issuance of 220,000
 shares of common
 stock for cash at
 $.50 per share,
 October 1986             220,000     220   109,780           -           -

Net loss from the
 re-entering of
 development stage
 on April 1, 1985
 through March 31,
 1998                           -       -         -           -    (118,056)
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 1998           591,143     591   531,014    (413,549)   (118,056)

Net loss for the year
 ended March 31, 1999           -       -         -           -      (8,666)
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 1999           591,143     591   531,014    (413,549)   (126,722)

Fractional share
 adjustment                  (61)       -         -           -           -

Issuance of 3,000,000
 shares of common stock
 to retire note payable
 and accrued interest
 at $.001 per share,
 June 1999              3,000,000   3,000    19,434           -           -

Net loss for the year
 ended March 31, 2000           -       -         -           -      (9,713)
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 2000         3,591,082   3,591   550,448    (413,549)   (136,435)

Net loss for the year
 ended March 31, 2001           -       -         -           -     (11,003)
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 2001         3,591,082   3,591   550,448    (413,549)   (147,438)

Net loss for the year
 ended March 31, 2002           -       -         -           -      (6,159)
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 2002         3,591,082   3,591   550,448    (413,549)   (153,597)

Net loss for the year
 ended March 31, 2003           -       -         -           -      (5,554)




                                [Continued]

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2006

                                [Continued]


                                                                   Deficit
                                                                 Accumulated
                            Common Stock   Capital in              During the
                        _________________  Excess of   Retained  Development
                          Shares   Amount  Par Value    Deficit     Stage
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 2003         3,591,082   3,591   550,448    (413,549)   (159,151)

Net loss for the year
 ended March 31, 2004           -       -         -           -      (6,638)
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 2004         3,591,082   3,591   550,448    (413,549)   (165,789)

Net loss for the year
 ended March 31, 2005           -       -         -           -      (6,284)
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 2005         3,591,082   3,591   550,448    (413,549)   (172,073)

Forgiveness of debt
 by related party,
 March 2006                     -       -    14,306           -           -

Net loss for the year
 ended March 31, 2006           -       -         -           -      (9,883)
                        _________  ______  ________   __________  __________
BALANCE,
 March 31, 2006         3,591,082  $3,591  $564,754   $(413,549)  $(181,956)
                        _________  ______  ________   __________  __________

























The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                              From the
                                                           Re-entering of
                                            For the          Development
                                           Year Ended      Stage on April 1,
                                           March 31,         1985 Through
                                      ____________________    March 31,
                                         2006      2005          2006
                                      _________  _________   ___________
Cash Flows from Operating Activities:
 Net loss                             $ (9,883)  $ (6,284)   $ (181,956)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Non-cash expenses                          -          -        50,000
  Changes in assets and liabilities:
   (Increase) decrease
     in prepaid expense                      -        225             -
   Increase (decrease)
     in accounts payable                 1,810       (690)         (134)
   Increase in accrued interest          1,013        265         1,712
                                      _________  _________   ___________
        Net Cash (Used) by
         Operating Activities           (7,060)    (6,484)     (130,378)
                                      _________  _________   ___________

Cash Flows from Investing Activities         -          -             -
                                      _________  _________   ___________
        Net Cash Provided by
         Investing Activities                -          -             -
                                      _________  _________   ___________

Cash Flows from Financing Activities:
 Advances from related party             7,060      6,268        38,378
 Proceeds from notes payable                 -          -        22,000
 Proceeds from common stock issuance         -          -        70,000
                                      _________  _________   ___________
        Net Cash Provided by
         Financing Activities            7,060      6,268       130,378
                                      _________  _________   ___________

Net Increase (Decrease) in Cash              -       (216)            -

Cash at Beginning of Period                  -        216             -
                                      _________  _________   ___________

Cash at End of Period                 $      -   $      -    $        -
                                      _________  _________   ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                  $ -      $ -        $   -
    Income taxes                        $     - $      - $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended March 31, 2006:
     During  the  year  ended March 31, 2006 a shareholder  of  the  Company forgave advances and accrued interest totaling $14,306. Due to the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.

  For the year ended March 31, 2005:
     None


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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with accounting principles generally accepted  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised
  2004), 154, 155, and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 3].

  Restatement - The financial statements for all periods have been restated to reflect a 100-for-1 reverse stock split which was effected in April 1999.

  Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  In April 1999, the Company amended its Articles of Incorporation to change the common stock par value from $.005 to $.001 and to authorize 5,000,000 shares of preferred stock with a par value of $.001.

  In April 1999, the Company authorized a 100-for-1 reverse stock split. The financial statements for all periods have been restated to reflect the stock split.

  In June 1999, the Company issued 3,000,000 shares of common stock for the conversion of a $22,000 note payable and $434 of accrued interest.

  Capital Contribution - During the year ended March 31, 2006 a shareholder of the Company forgave advances payable and accrued interest in the amount totaling $14,306. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, the forgiveness has been charged to Capital in excess of par value.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2006, the Company has available unused operating loss carryforwards of approximately $52,800, which may be applied against future taxable income and which expires in various years through 2026.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,900 and $14,600 as of March 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,300 during the year ended March 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the years ended March 31, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space  - The Company has not had a need to rent office  space.   A
  shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Advances from Related Party - During the years ended March 31, 2006 and 2005, respectively, a shareholder of the Company advanced $0 and $300 to the Company. No interest is being accrued on these advances. At March 31, 2006, the total amount owed to the shareholder for advances is $25,350.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

  During  the  years  ended March 31, 2006 and 2005, a  shareholder  of  the
  Company had loaned a total of $7,060 and $5,968, respectively, to the Company. The advances were due on demand and bear interest at 10% per annum. Interest expense for the years ended March 31, 2006 and 2005 amounted to $1,013 and $265, respectively. In March 2006 the Shareholder forgave the advances and accrued interest totaling $14,306. The forgiveness of debt was accounted for as a capital contribution.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:



                                             For the
                                            Year Ended
                                             March 31,
                                       ______________________
                                          2006        2005
                                       _________    _________
    Loss from continuing operations
    available to common stockholders
    (numerator)                        $ (9,883)    $ (6,284)
                                       _________    _________
    Weighted average number of
    common shares outstanding
    used in loss per share during the
    period (denominator)               3,591,082    3,591,082
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


Fashion Tech International, Inc.



By:     /s/ Pam Jowett                            Date:  June 14, 2006
     Pam Jowett, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                         Date:    June 14, 2006
     Pam Jowett, President
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.