Form 10QSB
period 2006-06-30
FASHION TECH INTERNATIONAL INC
filed 2006-08-11
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.               Yes          No

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)..             Yes          No

The number of $.001 par value common shares outstanding at June 30, 2006:
3,591,082

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

                               JUNE 30, 2006

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE


        -  Unaudited Condensed Balance Sheet,
            June 30, 2006                                        2


        -  Unaudited Condensed Statements of Operations,
            for the three months ended June 30, 2006 and 2005
            and from the re-entering of development stage
            on April 1, 1985 through June 30, 2006               3


        -  Unaudited Condensed Statements of Cash Flows,
             for the three months ended June 30, 2006 and 2005
             and from the re-entering of development
             stage on April 1, 1985 through June 30, 2006         4


        -  Notes to Unaudited Condensed Financial Statements     5 - 6

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                        June 30,
                                                          2006
                                                       __________
CURRENT ASSETS:
  Cash                                                 $        -
  Prepaid Assets                                                -
                                                       __________
        Total Current Assets                           $        -
                                                      ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $        -
  Accounts payable - related party                          1,075
  Advances - related party                                 27,300
  Accrued Interest                                             19
                                                       __________
        Total Current Liabilities                          28,394
                                                       __________
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
 Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
     outstanding                                            3,591
 Capital in excess of par value                           564,754
 Retained deficit                                        (413,549)
 Deficit accumulated during the
   development stage                                     (183,190)
                                                       __________
        Total Stockholders' Equity                        (28,394)
                                                       __________

                                                       $        -
                                                       ___________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                From the
                                                                Re-entering
                                                                  of
                                            For the Three       Development
                                             Months Ended        Stage on
                                               June 30,         April 1,
                                        ______________________ 1985 Through
                                             2006      2005    June 30,2006
                                        ___________  ________  _____________

REVENUE                                  $      -   $       -   $       -
                                        ___________  ________  _____________
EXPENSES:
 General and
  administrative                            1,215       3,820     183,403
                                        ___________  ________  _____________


LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
   (EXPENSE)                               (1,215)     (3,820)   (183,403)

OTHER INCOME (EXPENSE):
   Interest expense                           (19)       (168)     (1,731)
   Gain on disposal of assets                   -           -       1,944
                                        ___________  ________  _____________

Total Other Income (Expense)                  (19)       (168)        213
                                        ___________  ________  _____________

INCOME LOSS BEFORE
  INCOME TAXES                             (1,234)     (3,988)   (183,190)

CURRENT TAX EXPENSE                             -           -           -

DEFERRED TAX EXPENSE                            -           -           -
                                        ___________  ________  _____________

NET LOSS                                 $ (1,234)   $ (3,988) $ (183,190)
                                        ___________  ________  _____________


LOSS PER COMMON SHARE                    $   (.00)   $   (.00)
                                         ___________ ___________












 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS




                                                          From the
                                            For the       Re-entering of
                                            Three         Development
                                        Months Ended      Stage on April 1,
                                            June 30,      1985 Through
                                      ___________________ June 30,
                                         2006      2005     2006
                                      _________  ________  ________

Cash Flows from Operating Activities:
 Net loss                             $(1,234)  $(3,988)  $(183,190)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash expenses                         -         -      50,000
  Changes in assets and liabilities:
   Increase (decrease)
    in accounts payable                  (735)    2,820        (869)
   Increase in accrued interest            19       168       1,731
                                      _________  ________  ________

        Net Cash (Used) by
         Operating Activities         (1,950)   (1,000)   (132,328)
                                      _________  ________  ________

Cash Flows from Investing Activities       -         -           -
                                      _________  ________  ________

        Net Cash Provided by
         Investing Activities              -         -           -
                                      _________  ________  ________


Cash Flows from Financing Activities:
 Advances from related party           1,950     1,000      40,328
 Proceeds from notes payable               -         -      22,000
 Proceeds from common stock issuance       -         -      70,000
                                      _________  ________  ________

        Net Cash Provided by
         Financing Activities          1,950     1,000     132,328
                                      _________  ________  ________

Net Increase (Decrease) in Cash            -         -           -

Cash at Beginning of Period                -         -           -
                                      _________  ________  ________


Cash at End of Period                 $    -   $     -   $       -
                                      _________  ________  ________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $    -   $     -   $       -
    Income taxes                      $    -   $     -   $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended June 30, 2006:
     None

  For the three months ended June 30, 2005:
     None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2006 audited financial statements. The results of operations for the three months ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the periods ended June 30, 2006 and 2005, a shareholder of the Company had loaned a total of $1,950 and $6,968, respectively, to the Company. The advances were due on demand and bear interest at 10% per annum. Interest expense for the periods ended June 30, 2006 and 2005 amounted to $19 and $168, respectively.

NOTE 3 - GOING CONCERN

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                          For the Three
                                          Months Ended
                                            June 30,
                                      _______________________
                                         2006        2005
                                      __________  ___________
Loss from continuing operations
 applicable to common
 stockholders
 (numerator)                           $ (1,234)    $ (3,988)
                                      __________  ___________
Weighted average number of
 common shares outstanding
 used in loss per share during
 the period
 (denominator)                        3,591,082    3,591,082
                                      __________  ___________


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


                                   Fashion Tech International, Inc.



Date: August 10, 2006              by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director