Form 10QSB
period 2006-09-30
FASHION TECH INTERNATIONAL INC
filed 2006-11-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)..             Yes   X      No

The number of $.001 par value common shares outstanding at September 30, 2006:
3,591,082

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

                            SEPTEMBER 30, 2006

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE


        -    Unaudited Condensed Balance Sheet,
              September 30, 2006                                        2


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended September 30,
             2006 and 2005 and from the re-entering of development
             stage on April 1, 1985 through September 30, 2006          3


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended September 30,
             2006 and 2005 and from the re-entering of development
             stage on April 1, 1985 through September 30, 2006          4


        -  Notes to Unaudited Condensed Financial Statements          5 - 6

                       FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                     September 30,
                                                          2006
                                                       __________
CURRENT ASSETS:
  Cash                                                 $        -
  Prepaid Assets                                                -
                                                       __________
        Total Current Assets                           $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $        -
  Accounts payable - related party                            545
  Advances - related party                                 32,035
  Accrued Interest                                             48
                                                       __________
        Total Current Liabilities                          32,628
                                                       __________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding				-
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
     outstanding                                            3,591
  Capital in excess of par value                          564,754
  Retained deficit                                       (413,549)
  Deficit accumulated during the
   development stage                                     (187,424)
                                                       __________
        Total Stockholders'
	   Equity                                         (32,628)
						                   __________

                                                       $        -
						                   ___________


The accompanying notes are an integral part of these unaudited condensed financial statements

                    FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                From the
                                                               Re-entering
                                                                   of
                                                               Development
                        For the Three        For the Six        Stage on
                         Months Ended        Months Ended     April 1, 1985
                        September 30,        September 30,       through
                  ______________________  ____________________ September 30,
                       2006       2005       2006       2005       2006
                  __________  __________  _________  _________  ___________
REVENUE             $     -     $     -   $      -    $      -  $        -
                  __________  __________  _________  __________ ___________
EXPENSES:
  General and
   administrative     4,205       1,570      5,420       5,390     187,608
                  __________  __________  _________  __________ ___________

LOSS FROM OPERATIONS
  BEFORE OTHER
  INCOME (EXPENSE)   (4,205)     (1,570)    (5,420)     (5,390)   (187,608)
                  __________  __________  _________  __________ ___________

OTHER INCOME
     (EXPENSE):
  Interest expense      (29)       (229)       (48)       (397)     (1,760)
  Gain on disposal
  of assets               -           -          -           -       1,944
                  __________  __________  _________  __________ ___________
   Total Other
    Income
   (Expense)            (29)       (229)       (48)       (397)        184
                  __________  __________  _________  __________ ___________

INCOME LOSS BEFORE
  INCOME TAXES       (4,234)     (1,799)    (5,468)     (5,787)   (187,424)

CURRENT TAX EXPENSE       -           -          -           -           -

DEFERRED TAX EXPENSE      -           -          -           -           -
                  __________  __________  _________  __________ ___________

NET LOSS            $(4,234)    $(1,799)   $(5,468)    $(5,787)  $(187,424)
                  __________  __________  _________  __________ ___________

LOSS PER
  COMMON SHARE      $  (.00)    $  (.00)   $  (.00)    $  (.00)
                  __________  __________  _________  __________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                   From the
                                                                Re-entering of
                                             For the Six          Development
                                             Months Ended       Stage on April
                                             September 30,      1,1985 through
                                        ______________________   September 30,
                                           2006        2005          2006
                                        _________   __________  ___________
Cash Flows from Operating Activities:
 Net loss                               $ (5,468)   $  (5,787)   $ (187,424)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
 Non-cash expenses                             -            -        50,000
 Changes in assets and liabilities:
 Increase (decrease) in
   accounts payable                       (1,265)           -        (1,399)
 Increase in accrued interest                 48          397         1,760
                                        _________   __________  ___________
        Net Cash (Used) by
         Operating Activities             (6,685)      (5,390)     (137,063)
                                        _________   __________  ___________

Cash Flows from Investing Activities           -            -             -
                                        _________   __________  ___________
        Net Cash Provided by
         Investing Activities                  -            -             -
                                        _________   __________  ___________

Cash Flows from Financing Activities
 Advances from related party               6,685        5,390        45,063
 Proceeds from notes payable                   -            -        22,000
 Proceeds from common stock issuance           -            -        70,000
                                        _________   __________  ___________
        Net Cash Provided by
         Financing Activities              6,685        5,390       137,063
                                        _________   __________  ___________
Net Increase (Decrease) in Cash                -            -             -

Cash at Beginning of Period                    -            -             -
                                        _________   __________  ___________
Cash at End of Period                   $      -    $       -   $         -
                                        _________   __________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                            $      -    $       -   $         -
    Income taxes                        $      -    $       -   $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended September 30, 2006:
     None

  For the six months ended September 30, 2005:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2006 audited financial statements. The results of operations for the six months ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the periods ended September 30, 2006 and 2005, a shareholder of the Company had loaned a total of $6,685 and $5,390, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the periods ended September 30, 2006 and 2005 amounted to $48 and $397, respectively.

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

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:



                           For the Three             For the Six
                           Months Ended              Months Ended
                           September 30,             September 30,
                       _____________________   ________________________
                          2006        2005         2006         2005
                      __________  __________   __________   ___________
  Loss from continuing
  operations available
  to common
  stockholders
  (numerator)          $ (4,234)    $ (1,799)    $ (5,468)    $ (5,787)
                      __________  __________   __________   ___________

  Weighted average
  number of common S
  shares outstanding
  used in loss per
  share during
  the period
  (denominator)       3,591,082    3,591,082    3,591,082    3,591,082
                      __________  __________   __________   ___________



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


                                   Fashion Tech International, Inc.



Date: November 13, 2006            by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director