Form 10QSB
period 2006-12-31
FASHION TECH INTERNATIONAL INC
filed 2007-02-14
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2006

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

The number of $.001 par value common shares outstanding at December 31, 2006:
3,591,082

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

                             DECEMBER 31, 2006

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE


        -    Unaudited Condensed Balance Sheet,
              December 31, 2006                                2


        -   Unaudited Condensed Statements of Operations,
             for the three and nine months ended December 31,
             2006 and 2005 and from the re-entering of	       3
             development stage on April 1, 1985 through December 31, 2006


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended December 31, 2006
            and 2005 and from the re-entering of	       4
            development stage on April 1, 1985 through December 31, 2006


        -  Notes to Unaudited Condensed Financial Statements 5 - 6

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2006
                                                       __________
CURRENT ASSETS:
  Cash                                                 $        -
  Prepaid Assets                                                -
                                                       __________
        Total Current Assets                           $        -
                                                      ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $    1,225
  Accounts payable - related party                              -
  Advances - related party                                 33,165
  Accrued Interest                                            304
                                                       __________
        Total Current Liabilities                          34,694
                                                       __________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding				-
  Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
     outstanding                                            3,591
  Capital in excess of par value                          564,754
  Retained deficit                                      (413,549)
  Deficit accumulated during the
   development stage                                    (189,490)
                                                       __________
        Total Stockholders' Equity                       (34,694)
						       __________

                                                       $        -
                                                       __________

The accompanying notes are an integral part of these unaudited condensed financial statements

		     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              From the
                                                           Re-entering of
                        For the Three      For the Nine     Development
                         Months Ended      Months Ended   Stage on April 1,
                         December 31,      December 31,     1985 through
                     _______  ________  ________  _________ December 31,
                       2006     2005      2006       2005       2006
                     _______  ________  ________  _________ ___________
REVENUE               $    -   $     -   $     -    $     -   $      -

COST OF SALES              -         -         -          -          -
                     _______  ________  ________  _________ ___________
GROSS PROFIT               -         -         -          -          -

EXPENSES:
  General and
   administrative      1,810     1,310     7,230      6,700    189,418
                     _______  ________  ________  _________ ___________

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)          (1,810)   (1,310)   (7,230)    (6,700)  (189,418)
                     _______  ________  ________  _________ ___________

OTHER INCOME (EXPENSE):
  Interest expense     (256)     (293)     (304)      (690)    (2,016)
  Gain on
   disposal of assets      -         -         -          -      1,944
                     _______  ________  ________  _________ ___________
TOTAL OTHER INCOME
  (EXPENSE)            (256)     (293)     (304)      (690)       (72)
                     _______  ________  ________  _________ ___________

LOSS BEFORE INCOME
  TAXES              (2,066)   (1,603)   (7,534)    (7,390)  (189,490)

CURRENT TAX EXPENSE        -         -         -          -          -

DEFERRED TAX EXPENSE       -         -         -          -          -
                     _______  ________  ________  _________ ___________

NET LOSS            $(2,066)  $(1,603)  $(7,534)   $(7,390) $(189,490)
                     _______  ________  ________  _________ ___________

LOSS PER
COMMON SHARE         $ (.00)  $  (.00)  $  (.00)   $  (.00)
                     _______  ________  ________  _________

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               From the
                                                             Re-entering of
                                            For the Nine      Development
                                            Months Ended    Stage on April 1,
                                            December 31,      1985 through
                                        __________  _________ December 31,
                                           2006        2005       2006
                                        __________  _________  ___________
Cash Flows from Operating Activities:
 Net loss                               $(7,534)  $(7,390)  $ (189,490)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
 Non-cash expenses                             -         -       50,000
 Changes in assets and liabilities:
  Increase (decrease) in accounts payable  (585)         -        (719)
  Increase in accrued interest               304       690        2,016
                                        __________  _________  ___________
        Net Cash (Used) by
         Operating Activities            (7,815)   (6,700)    (138,193)
                                        __________  _________  ___________

Cash Flows from Investing Activities           -         -            -
                                        __________  _________  ___________
        Net Cash Provided by
         Investing Activities                  -         -            -
                                        __________  _________  ___________

Cash Flows from Financing Activities:
 Proceeds from related party advances      7,815     6,700       46,193
 Proceeds from notes payable                   -         -       22,000
 Proceeds from common stock issuance           -         -       70,000
                                        __________  _________  ___________
        Net Cash Provided by
         Financing Activities              7,815     6,700      138,193
                                        __________  _________  ___________
Net Increase (Decrease) in Cash                -         -            -

Cash at Beginning of Period                    -         -            -
                                        __________  _________  ___________
Cash at End of Period                    $     -  $      -    $       -
                                        __________  _________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                             $     -  $      -    $       -
    Income taxes                         $     -  $      -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended December 31, 2006:
     None

  For the nine months ended December 31, 2005:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2006 audited financial statements. The results of operations for the nine months ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the nine months ended December 31, 2006 and 2005, a shareholder of the Company had loaned a total of $7,815 and $6,700, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended December 31, 2006 and 2005 amounted to $304 and $690, respectively.

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

		     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:



                             For the Three           For the Nine
                             Months Ended            Months Ended
                             December 31,            December 31,
                      ________________________  ________________________
                           2006        2005         2006        2005
                      ____________   __________  __________  ___________
  Loss from continuing
   operations available
   to common stockholders
   (numerator)         $  (2,066)   $  (1,603)   $ (7,534)   $ (7,390)
                      ____________   __________  __________  ___________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share during the
  period
  (denominator)         3,591,082    3,591,082   3,591,082   3,591,082
                      ____________   __________  __________  ___________



  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     Fashion Tech International, Inc. was originally formed as a Utah corporation in April 1983 under the name Portofino Investment, Inc. In January 1984, the Company changed its name to Fashion Tech International, Inc. It has been an inactive shell corporation for at least the past 10 years. In April 1999, the stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation, to change the domicile of the Company from Utah to Nevada. For the past several years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of management.

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


                              Fashion Tech International, Inc.



Date: February 13, 2007            by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director