Form 10KSB
period 2007-03-31
FASHION TECH INTERNATIONAL INC
filed 2007-06-29
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2007  Commission File No. 2-93231-NY

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

The number of shares outstanding of the Issuer's common stock at March 31, 2007: 3,591,082

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

     Quarter Ended                 High                     Low
     June 30, 2005                 $0.30                    $0.30
     September 30, 2005            $0.30                    $0.30
     December 31, 2005             $0.30                    $0.30
     March 31, 2006                $0.30                    $0.30

     June 30, 2006                 $0.35                    $0.30
     September 30, 2006            $0.35                    $0.35
     December 31, 2006             $1.05                    $0.35
     March 31, 2007                $0.65                    $0.65

     During the period covered by this report, there were no sales by the issuer of its equity securities without registering the securities under the Securities Act.

     (B)  HOLDERS.

     On June 13, 2007, there were 488 holders of record of the Company's Common Stock.

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

ITEM 8B.  OTHER INFORMATION.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended March 31, 2007, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-KSB.

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

                         Title of Class   Amount & Nature of    % of
Name and Address                          Beneficial Ownership  Class

Principal Shareholders

Lynn Dixon               Common           1,974,750 shares      54.99%
311 S. State, #460
SLC, UT 84111

Thomas G. Kimble         Common           1,060,605 shares      29.5%
311 S. State, #460
Salt Lake City, UT 84111

Officers and Directors

Pam Jowett               Common              25,000 shares      0 .7%
2508 S. 1300 E.
SLC, UT 84106

All officers and directors
as a group (1 person)    Common              25,000 shares      0 .7%


     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     The Company carries an account payable to a related party, which bears no interest, in the amount of $25,350 at March 31, 2007. During the fiscal years ended March 31, 2007 and 2006, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space. At March 31, 2007 and March 31, 2006, Thomas Kimble, a majority shareholder of and attorney for the Company, had loaned a total of $9,565 and $7,060 to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the years ended March 31, 2007 and March 31, 2006 amounted to $524 and $1,013. At March 31, 2007 the advances and accrued interest were forgiven and treated as an additional contribution to capital.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $4,540 for the fiscal year ended March 31, 2006 and $6,085 for the fiscal year ended March 31, 2007.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended March 31, 2006 and $-0- for the fiscal year ended March 31, 2007.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended March 31, 2006 and $250 for the fiscal year ended March 31, 2007.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended March 31, 2006 and $-0- for the fiscal year ended March 31, 2007.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                              MARCH 31, 2007

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]






                                 CONTENTS

                                                           PAGE

        -    Report of Independent Registered Public
            Accounting Firm                                   1


        -    Balance Sheet, March 31, 2007                    2


        -    Statements of Operations, for the years
            ended March 31, 2007 and 2006 and from the
            re-entering of development stage on April 1,
            1985 through March 31, 2007                       3


        -    Statement of Stockholders' Equity (Deficit),
            from the re-entering of development stage on
            April 1, 1985 through March 31, 2007          4 - 5


        -    Statements of Cash Flows, for the years
            ended March 31, 2007 and 2006 and from the
            re-entering of development stage on April 1,
            1985 through March 31, 2007                       6


        -    Notes to Financial Statements                7 - 10

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Fashion Tech International, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Fashion Tech International, Inc. [a development stage company] as of March 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2007 and 2006 and for the period from re-entering the development stage on April 1, 1985 through March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Tech International, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006 and for the period from re-entering the development stage on April 1, 1985 through March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Fashion Tech International, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Fashion Tech International, Inc. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.
June 26, 2007
Salt Lake City, Utah

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                        March 31,
                                                           2007
                                                       ___________
CURRENT ASSETS:
  Cash                                                 $         -
                                                       ___________
        Total Current Assets                                     -
                                                       ___________

                                                       $         -
                                                       ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $     1,625
  Advances - related party                                  25,350
                                                       ___________
        Total Current Liabilities                           26,975
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                              -
       Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                               3,591
  Capital in excess of par value                           574,843
  Retained deficit                                        (413,549)
  Deficit accumulated during the
   development stage                                      (191,860)
                                                       ___________
        Total Stockholders' Equity (Deficit)               (26,975)
                                                       ___________

                                                       $         -
                                                       ___________



The accompanying notes are an integral part of these financial statements.

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS


                                                               From the
                                                             Re-entering of
                                             For the           Development
                                           Year Ended       Stage on April 1,
                                            March 31,         1985 Through
                                     __________  __________     March 31,
                                        2007        2006          2007
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              9,380       8,870         191,568
                                     __________  __________  ______________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                 (9,380)     (8,870)       (191,568)
                                     __________  __________  ______________
OTHER INCOME (EXPENSE):
  Interest expense                         (524)     (1,013)         (2,236)
  Gain on disposal of assets                  -           -           1,944
                                     __________  __________  ______________
        Total Other Income (Expense)       (524)     (1,013)           (292)
                                     __________  __________  ______________

LOSS BEFORE INCOME TAXES                 (9,904)     (9,883)       (191,860)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

NET LOSS                             $   (9,904) $   (9,883) $     (191,860)
                                     __________  __________  ______________

LOSS PER COMMON SHARE                $     (.00) $     (.00)
                                     __________  __________














The accompanying notes are an integral part of these financial statements.

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2007


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




                                [Continued]

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                   APRIL 1, 1985 THROUGH MARCH 31, 2007

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                               Common Stock  Capital in           During the
                           _________________ Excess of  Retained  Development
                             Shares   Amount Par Value   Deficit     Stage
                           _________ _______ _________ __________ ___________
BALANCE, March 31, 2003    3,591,082   3,591   550,448  (413,549)   (159,151)

Net loss for the year
 ended March 31, 2004              -       -         -          -     (6,638)
                           _________ _______ _________ __________ ___________
BALANCE, March 31, 2004    3,591,082   3,591   550,448  (413,549)   (165,789)

Net loss for the year
 ended March 31, 2005              -       -         -          -     (6,284)
                           _________ _______ _________ __________ ___________
BALANCE, March 31, 2005    3,591,082   3,591   550,448  (413,549)   (172,073)

Forgiveness of debt by
related party, March 2006          -       -    14,306          -           -

Net loss for the year
 ended March 31, 2006              -       -         -          -     (9,883)
                           _________ _______ _________ __________ ___________
                           3,591,082   3,591   564,754  (413,549)   (181,956)
Forgiveness of debt by
 related party, March 2007         -       -    10,089          -           -

Net loss for the year
 ended March 31, 2007              -       -         -          -     (9,904)
                           _________ _______ _________ __________ ___________
BALANCE, March 31, 2007    3,591,082 $ 3,591 $ 574,843 $(413,549) $ (191,860)
                           _________ _______ _________ __________ ___________




















The accompanying notes are an integral part of these financial statements.

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                                 From the
                                                              Re-entering of
                                              For the          Development
                                            Year Ended           Stage on
                                             March 31,        April 1, 1985
                                      ______________________     Through
                                         2007        2006     March 31, 2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (9,904) $   (9,883) $     (191,860)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                          524       1,013          51,537
  Changes in assets and liabilities:
   (Increase) decrease in prepaid
     expense                                   -           -               -
   Increase (decrease) in accounts
     payable                                (185)      1,810            (319)
   Increase (decrease) in accrued
     interest                                  -           -             699
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (9,565)     (7,060)       (139,943)
                                      __________  __________  ______________

Cash Flows from Investing Activities           -           -               -
                                      __________  __________  ______________
        Net Cash Provided by
          Investing Activities                 -           -               -
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Advances from related party               9,565       7,060          47,943
 Proceeds from notes payable                   -           -          22,000
 Proceeds from common stock issuance           -           -          70,000
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities             9,565       7,060         139,943
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -           -               -

Cash at Beginning of Period                    -           -               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                          $        -  $        -  $            -
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended March 31, 2007:
     During  the  year  ended March 31, 2007 a shareholder  of  the  Company forgave advances and accrued interest totaling $10,089. Due to the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, " Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)*, and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment for FASB Statement No. 115", were recently issued. SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  Reclassification - The financial statements for periods prior to March 31, 2007 have been reclassified to conform to the headings and classifications used in the March 31, 2007 financial statements.

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

  Capital Contribution - During the years ended March 31, 2007 and 2006, respectively a shareholder of the Company forgave advances payable and accrued interest in the amounts totaling $10,089 and $14,306. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, the forgiveness has been charged to Capital in excess of par value.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2007, the Company has available unused operating loss carryforwards of approximately $62,798, which may be applied against future taxable income and which expires in various years through 2027.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,420 and $7,920 as of March 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,500 during the year ended March 31, 2007.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the years ended March 31, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

  Office  Space  - The Company has not had a need to rent office  space.   A
  shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

  NOTE 4 - RELATED PARTY TRANSACTIONS - CONTINUED

  Advances from Related Party - During the years ended March 31, 2007 and 2006, respectively, a shareholder of the Company had no additional advances. At March 31, 2007, the total amount owed to the shareholder for advances is $25,350 and no interest is being accrued on this amount.

  During  the  years  ended March 31, 2007 and 2006, a  shareholder  of  the
  Company had loaned a total of $9,565 and $7,060, respectively, to the Company. The advances were due on demand and bear interest at 10% per annum. Interest expense for the years ended March 31, 2007 and 2006 amounted to $524 and $1,013, respectively. In March 2007 and 2006 the Shareholder forgave the advances and accrued interest totaling $10,089 and $14,306, respectively. The forgiveness of debt was accounted for as a capital contribution.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                  For the
                                                Year Ended
                                                 March 31,
                                          ______________________
                                             2007        2006
                                          __________  __________
    Loss from continuing operations
    available to common stockholders
    (numerator)                           $   (9,904) $   (9,883)
                                          __________  __________
    Weighted average number of
    common shares outstanding
    used in loss per share during the
    period (denominator)                   3,591,082   3,591,082
                                          __________  __________

                      FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

  NOTE 6 - LOSS PER SHARE - CONTINUED

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Fashion Tech International, Inc.



By:     /s/ Pam Jowett                              Date:  June 27, 2007
     Pam Jowett, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                             Date:  June 27, 2007
     Pam Jowett, President
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.