Form 10QSB
period 2007-06-30
FASHION TECH INTERNATIONAL INC
filed 2007-08-09
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2007

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

The number of $.001 par value common shares outstanding at June 30, 2007:
3,591,082

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

                               JUNE 30, 2007

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheet, June
            30, 2007                                         2


        -    Statements of Operations, for the three
            months ended June 30, 2007 and 2006 and
            from the re-entering of development stage
            on April 1, 1985 through June 30, 2007           3

        -    Statements of Cash Flows, for the three
            months ended June 30, 2007 and 2006 and
            from the re-entering of development stage
            on April 1, 1985 through June 30, 2007           4


        -    Notes to Financial Statements               5 - 6

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET

                                  ASSETS


                                                         June 30,
                                                           2007
                                                       ___________
CURRENT ASSETS:
  Cash                                                 $         -
                                                       ___________
        Total Current Assets                                     -
                                                       ___________

                                                       $         -
                                                       ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $     3,990
  Advances - related party                                  27,030
  Accrued interest - related party                              27
                                                       ___________
        Total Current Liabilities                           31,047
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                              -
       Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                               3,591
  Capital in excess of par value                           574,843
  Retained deficit                                        (413,549)
  Deficit accumulated during the
   development stage                                      (195,932)
                                                       ___________
        Total Stockholders' Equity (Deficit)               (31,047)
                                                       ___________

                                                       $         -
                                                       ___________



The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                From the
                                                             Re-entering of
                                         For the Three         Development
                                          Months Ended          Stage on
                                            June 30,            April 1,
                                     ______________________   1985 Through
                                        2007        2006      June 30, 2007
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              4,045       1,215         195,613
                                     __________  __________  ______________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                 (4,045)     (1,215)       (195,613)
                                     __________  __________  ______________
OTHER INCOME (EXPENSE):
  Interest expense                          (27)        (19)         (2,263)
  Gain on disposal of assets                  -           -           1,944
                                     __________  __________  ______________
        Total Other Income (Expense)        (27)        (19)           (319)
                                     __________  __________  ______________

LOSS BEFORE INCOME TAXES                 (4,072)     (1,234)       (195,932)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

NET LOSS                             $   (4,072) $   (1,234) $     (195,932)
                                     __________  __________  ______________

LOSS PER COMMON SHARE                $     (.00) $     (.00)
                                     __________  __________














The accompanying notes are an integral part of these financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                From the
                                                             Re-entering of
                                         For the Three         Development
                                          Months Ended          Stage on
                                            June 30,            April 1,
                                     ______________________   1985 Through
                                        2007        2006      June 30, 2007
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (4,072) $   (1,234) $     (195,932)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash expenses                          27          19          51,564
  Changes in assets and liabilities:
   (Increase) decrease in prepaid
     expense                                  -           -               -
   Increase (decrease) in accounts
     payable                              2,365        (735)          2,046
   Increase (decrease) in accrued
     interest                                 -           -             699
                                     __________  __________  ______________
        Net Cash (Used) by
          Operating Activities           (1,680)     (1,950)       (141,623)
                                     __________  __________  ______________

Cash Flows from Investing Activities          -           -               -
                                     __________  __________  ______________
        Net Cash Provided by
          Investing Activities                -           -               -
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Advances from related party              1,680       1,950          49,623
 Proceeds from notes payable                  -           -          22,000
 Proceeds from common stock issuance          -           -          70,000
                                     __________  __________  ______________
        Net Cash Provided by
          Financing Activities            1,680       1,950         141,623
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -           -               -

Cash at Beginning of Period                   -           -               -
                                     __________  __________  ______________

Cash at End of Period                $        -  $        -  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $        -  $        -  $            -
    Income taxes                     $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended June 30, 2007:
     None

  For the three months ended June 30, 2006:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Advances  from Related Party - During the periods ended June 30, 2007  and
  2006, a shareholder of the Company had loaned a total of $1,680 and $1,950, respectively, to the Company. The advances were due on demand and bear interest at 10% per annum. Interest expense for the periods ended June 30, 2007 and 2006 amounted to $27 and $19, respectively.

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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                                For the Three
                                                Months Ended
                                                   June 30,
                                          __________________________
                                              2007          2006
                                          ____________  ____________
     Loss from continuing operations
          applicable to common
          stockholders (numerator)        $    (4,072)  $    (1,234)
                                          ____________  ____________
     Weighted average number of
     common shares outstanding
     used in loss per share during
     the period (denominator)                3,591,082     3,591,082
                                          ____________  ____________

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


                                   Fashion Tech International, Inc.



Date: August 3, 2007               by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director