Form 10QSB
period 2007-09-30
FASHION TECH INTERNATIONAL INC
filed 2007-11-09
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2007

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

                12890 HILLTOP ROAD, ARGYLE, TX 76226
               (Address of principal executive offices)

                            (972) 233-0300
         (Registrant's telephone number, including area code)

            311 SOUTH STATE ST. #460, SALT LAKE CITY, UTAH 84111
    (Former name or former address, if changed since last report.)

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

The number of $.001 par value common shares outstanding at November 6, 2007:
28,728,656

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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2007

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                      PAGE

        -  Unaudited Condensed Balance Sheet, September 30, 2007        2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended September 30, 2007
            and 2006 and from the re-entering of development
            stage on April 1, 1985 through September 30, 2007          3

        -  Unaudited Condensed Statements of Cash Flows,
            for the three and six months ended September 30, 2007
            and 2006 and from the re-entering of development
            stage on April 1, 1985 through September 30, 2007          4


        -  Notes to Unaudited Condensed Financial Statements         5 - 6

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET

                                  ASSETS


                                                      September 30,
                                                           2007
                                                       ___________
CURRENT ASSETS:
  Cash                                                  $        -
                                                        ___________
        Total Current Assets                                     -
                                                       ___________

                                                        $        -
                                                       ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                      $    1,950
  Advances - related party                                  25,350
                                                        ___________
        Total Current Liabilities                           27,300
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                              -
       Common stock, $.001 par value,
   120,000,000 shares authorized,
   3,591,082 shares issued and
   outstanding                                               3,591
  Capital in excess of par value                           581,172
  Retained deficit                                       (413,549)
  Deficit accumulated during the
   development stage                                     (198,514)
                                                       ___________
        Total Stockholders' Equity (Deficit)              (27,300)
                                                       ___________

                                                        $        -
                                                       ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                              From the
                                                             Re-entering of
                         For the Three       For the Six      Development
                         Months Ended        Months Ended    Stage on April 1,
                         September 30,       September 30,   1985 through
                       __________________  __________________September 30,
                         2007      2006      2007      2006      2007
                       ________  ________  ________  ________  __________
REVENUE                $     -   $     -   $     -   $     -   $       -


EXPENSES:
  General and
   administrative        2,500     4,205     6,545     5,420     198,113
                       ________  ________  ________  ________  __________

LOSS BEFORE OTHER
  INCOME (EXPENSE)      (2,500)   (4,205)   (6,545)   (5,420)   (198,113)
                       ________  ________  ________  ________  __________

OTHER INCOME (EXPENSE):
  Interest expense         (82)      (29)     (109)      (48)     (2,345)
  Gain on disposal
   of assets                 -         -         -         -       1,944
                       ________  ________  ________  ________  __________
TOTAL OTHER INCOME
  (EXPENSE)                (82)      (29)     (109)      (48)       (401)
                       ________  ________  ________  ________  __________

LOSS BEFORE INCOME
  TAXES                 (2,582)   (4,234)   (6,654)   (5,468)   (198,514)

CURRENT TAX EXPENSE          -         -         -         -           -

DEFERRED TAX EXPENSE         -         -         -         -           -
                       ________  ________  ________  ________  __________

NET LOSS               $(2,582)  $(4,234)  $(6,654)  $(5,468)  $(198,514)
                       ________  ________  ________  ________  __________


LOSS PER COMMON SHARE  $  (.00)  $  (.00)  $  (.00)  $  (.00)
                       ________  ________  ________  ________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                        From the
                                                        Re-entering of
                                         For the Six    Development
                                         Months Ended   Stage on April 1,
                                         September 30,  1985 Through
                                     __________________ September 30,
                                         2007     2006      2007
                                     ________  ________   __________
Cash Flows from Operating Activities:
 Net loss                            $(6,654)  $(5,468)   $(198,514)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash expenses                      109        48       51,646
  Changes in assets and liabilities:
   (Increase) decrease
     in prepaid expense                    -         -            -
   Increase (decrease)
     in accounts payable                 325    (1,265)           6
   Increase (decrease)
     in accrued interest                   -         -          699
                                     ________  ________   __________
        Net Cash (Used) by
         Operating Activities         (6,220)   (6,685)    (146,163)
                                     ________  ________   __________

Cash Flows from Investing Activities       -         -            -
                                     ________  ________   __________
        Net Cash Provided by
         Investing Activities              -         -            -
                                     ________  ________   __________

Cash Flows from Financing Activities:
 Advances from related party           6,220     6,685       54,163
 Proceeds from notes payable               -         -       22,000
 Proceeds from common stock issuance       -         -       70,000
                                     ________  ________   __________
        Net Cash Provided by
         Financing Activities          6,220     6,685      146,163
                                     ________  ________   __________

Net Increase (Decrease) in Cash            -         -            -

Cash at Beginning of Period                -         -            -
                                     ________  ________   __________

Cash at End of Period                $     -   $     -    $       -
                                     ________  ________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                         $     -   $     -    $       -
    Income taxes                     $     -   $     -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the six months ended September 30, 2007:
     In September 2007, related parties forgave advances totaling $6,220 and accrued interest of $109

  For the six months ended September 30, 2006:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the six months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the periods ended September 30, 2007 and 2006, a shareholder of the Company had loaned a total of $6,220 and $6,685, respectively, to the Company. The advances were due on demand and bear interest at 10% per annum. Interest expense for the periods ended September 30, 2007 and 2006 amounted to $109 and $48, respectively. At September 30, 2007 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                            For the Three        For the Six
                            Months Ended         Months Ended
                            September 30,        September 30,
                         ____________________  ____________________
                            2007       2006       2007      2006
                         _________  _________  _________  _________
  Loss from continuing
  operations available
  to common stockholders
  (numerator)            $ (2,582)  $ (4,234)  $ (6,654)  $ (5,468)
                         _________  _________  _________  _________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share during the
  period (denominator)   3,591,082  3,591,082  3,591,082  3,591,082
                         _________  _________  _________  _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 5 - SUBSEQUENT EVENT

  Fashion Tech International, Inc, a Nevada corporation (the "Company"), entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), dated as of October 18, 2007 (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell to Purchaser 25,137,574 unregistered shares of the Company's common stock for $400,000. The transactions under the Agreement closed on October 30, 2007, and all matters described therein were consummated.

  The purchaser holds 25,137,574 shares or 87.5% of the 28,728,656 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement resulted in a change of control of the Company.

  Richard Crimmins, as a designee of Purchaser, was elected as the sole director and as the President, CEO, CFO, COO and the Secretary-Treasurer of the Company replacing Pam Jowett effective October 30, 2007.

  The Stock Purchase Agreement also required the Company's Board of Directors to declare and pay a special cash dividend of $0.11 per share to the shareholders of the Company on October 29, 2007. The Purchaser did not participate in such dividend. The dividend was payable to shareholders of record on October 29, 2007, which is prior to the date the shares were issued to Purchaser under the Stock Purchase Agreement with a payment date of October 29, 2007. The dividend was payable to the Company's shareholders of record at October 29, 2007, holding 3,591,082 shares of its common stock which resulted in a total dividend distribution of $395,020. The funds for the dividend came from the $400,000 proceeds received from the sale of common stock described herein.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. Subsequent to the end of the quarter, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), dated as of October 18, 2007 (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell to Purchaser 25,137,574 unregistered shares of the Company's common stock for $400,000. The transactions under the Agreement closed on October 30, 2007, and all matters described therein were consummated. Forms 8-K were timely filed, dated October 18, 2007, to disclose entry into a material definitive agreement, and dated October 30, 2007, to disclose the unregistered sale of securities and changes in control, as described herein.

     The Purchaser holds 25,137,574 shares or 87.5% of the 28,728,656 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement resulted in a change of control of the Company.

     The subject shares were sold to Purchaser without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering. The shares were sold without general advertising or solicitation, the Purchaser acknowledged that it was purchasing "restricted securities" which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificate representing the shares was imprinted with a restricted stock legend indicating that the shares had not been registered and could not be resold without registration under the Securities Act or the availability of an exemption from the registration requirements thereof.

     Richard Crimmins, as a designee of Purchaser, was elected as the sole director and as the President, CEO, CFO, COO and Secretary-Treasurer of the Company replacing Pam Jowett effective October 30, 2007.

     The Stock Purchase Agreement also required the Company's Board of Directors to declare and pay a special cash dividend of $0.11 per-share to the shareholders of the Company on October 29, 2007. The
     Purchaser did not participate in such dividend. The dividend was payable to shareholders of record on October 29, 2007, which is prior to the date the shares were issued to Purchaser under the Stock Purchase Agreement with a payment date of October 31, 2007. The dividend was payable to the Company's shareholders of record at October 29, 2007, holding 3,591,082 shares of its common stock which resulted in a total dividend distribution of $395,020. The funds for the dividend came from the $400,000 proceeds received from the sale of common stock described herein.

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


                              Fashion Tech International, Inc.



Date: November 8, 2007             by:     /s/ Richard Crimmins
                              Richard Crimmins, President & Director