Form 10QSB
period 2007-12-31
FASHION TECH INTERNATIONAL INC
filed 2008-02-13
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2007

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

The number of $.001 par value common shares outstanding at December 31, 2007:
28,728,656

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

                             DECEMBER 31, 2007

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE


        -  Unaudited Condensed Balance Sheet,
            December 31, 2007                                      2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended December 31,
            2007 and 2006 and from the re-entering of
            development stage on April 1, 1985 through
            December 31, 2007                                      3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended December 31, 2007
            and 2006 and from the re-entering of
            development stage on April 1, 1985 through
            December 31, 2007                                      4


        -  Notes to Unaudited Condensed Financial Statements     5 - 6

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2007
                                                       __________
CURRENT ASSETS:
  Cash                                                 $        -
  Prepaid Assets                                                -
                                                       __________
        Total Current Assets                           $        -
                                                      ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $        -
  Accounts payable - related party                              -
  Advances - related party                                      -
  Accrued Interest                                              -
                                                       __________
        Total Current Liabilities                               -
                                                       __________
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
 Common stock, $.001 par value,
   120,000,000 shares authorized,
   28,728,656 shares issued and
   outstanding                                             28,729
 Capital in excess of par value                           591,392
 Retained deficit                                       (413,549)
 Deficit accumulated during the
   development stage                                    (206,572)
                                                       __________
        Total Stockholders' Equity                              -
                                                       __________

                                                       $        -
                                                       __________








 The accompanying notes are an integral part of these unaudited condensed financial statements

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                  From the
                                                                Re-entering of
                                                                 Development
                           For the Three        For the Nine    Stage on April
                           Months Ended         Months Ended       1, 1985
                           December 31,         December 31,       through
                        __________________  ___________________  December 31,
                           2007     2006       2007      2006        2007
                        ________  ________  _________  ________   __________
REVENUE                 $      -  $     -   $      -   $     -    $       -

COST OF SALES                  -        -          -         -            -
                        ________  ________  _________  ________   __________
GROSS PROFIT                   -        -          -         -            -

EXPENSES:
  General and
   administrative         8,035     1,810     14,580     7,230      206,148
                        ________  ________  _________  ________   __________

LOSS FROM OPERATIONS
  BEFORE OTHER INCOME
  (EXPENSE)              (8,035)   (1,810)   (14,580)   (7,230)    (206,148)
                        ________  ________  _________  ________   __________

OTHER INCOME (EXPENSE):
  Interest expense          (23)     (256)      (132)     (304)      (2,368)
  Gain on disposal
    of assets                 -         -          -         -        1,944
                        ________  ________  _________  ________   __________
TOTAL OTHER INCOME
  (EXPENSE)                 (23)     (256)      (132)     (304)        (424)
                        ________  ________  _________  ________   __________

LOSS BEFORE INCOME
  TAXES                  (8,058)   (2,066)   (14,712)   (7,534)    (206,572)

CURRENT TAX EXPENSE           -         -          -         -            -

DEFERRED TAX EXPENSE          -         -          -         -            -
                        ________  ________  _________  ________   __________

NET LOSS                $(8,058)  $(2,066)  $(14,712)  $(7,534)   $(206,572)
                        ________  ________  _________  ________   __________

LOSS PER COMMON SHARE   $  (.00)  $  (.00)  $   (.00)  $  (.00)
                        ________  ________  _________  ________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               From the
                                                            Re-entering of
                                            For the Nine      Development
                                            Months Ended    Stage on April 1,
                                            December 31,       1985 through
                                        _____________________  December 31,
                                            2007       2006       2007
                                        __________  _________  ___________
Cash Flows from Operating Activities:
 Net loss                               $ (14,712)  $ (7,534)  $ (206,572)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Non-cash expenses                           132        304       51,669
  Changes in assets and liabilities:
   Increase (decrease)
    in accounts payable                    (1,625)      (585)      (1,944)
   Increase in accrued interest                 -          -          699
                                        __________  _________  ___________
        Net Cash (Used) by
         Operating Activities             (16,205)    (7,815)    (156,148)
                                        __________  _________  ___________

Cash Flows from Investing Activities
                                        __________  _________  ___________
        Net Cash Provided by
         Investing Activities                   -          -            -
                                        __________  _________  ___________

Cash Flows from Financing Activities:
 Proceeds from related party advances      11,225      7,815       59,168
 Issuance of common stock                 400,000          -      400,000
 Payment of dividend                     (395,020)         -     (395,020)
 Proceeds from notes payable                    -          -       22,000
 Proceeds from common stock issuance            -          -       70,000
                                        __________  _________  ___________
        Net Cash Provided by
         Financing Activities              16,205      7,815      156,148
                                        __________  _________  ___________
Net Increase (Decrease) in Cash                 -          -            -

Cash at Beginning of Period                     -          -            -
                                        __________  _________  ___________
Cash at End of Period                   $       -   $      -   $        -
                                        __________  _________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                            $       -   $      -   $        -
    Income taxes                        $       -   $      -   $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended December 31, 2007:
     In September, October & December 2007, related parties forgave advances totaling $36,575 and accrued interest of $132

  For the nine months ended December 31, 2006:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the nine months ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - During the periods ended December 31, 2007 and 2006, shareholders of the Company had loaned a total of $11,225 and $7,815, respectively, to the Company. The advances were due on demand and bear interest at 10% per annum. Interest expense for the periods ended December 31, 2007 and 2006 amounted to $132 and $304, respectively. At September 30, 2007, October 30, 2007 and December 31, 2007 shareholders forgave advances and accrued interest of $6,329, $1,950 and $3,078 respectively. At October 30, 2007, related parties also forgave advances of $25,350. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

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

                     FASHION TECH INTERNATIONAL, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                             For the Three          For the Nine
                             Months Ended           Months Ended
                             December 31,           December 31,
                         _____________________   ____________________
                            2007        2006        2007       2006
                         __________  _________   _________  _________
  Loss from continuing
  operations available
  to common stockholders
  (numerator)            $  (8,058)  $ (2,066)   $(14,712)  $ (7,534)
                         __________  _________   _________  _________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share during the
  period (denominator)   20,531,621  3,591,082   9,258,462  3,591,082
                         __________  _________   _________  _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 5 - CHANGE OF CONTROL, DIVIDEND AND STOCK PURCHASE AGREEMENT

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

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the period covered by this report, (the quarter ended December 31, 2007), the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), dated as of October 18, 2007 (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell to Purchaser 25,137,574 unregistered shares of the Company's common stock for $400,000. The transactions under the Agreement closed on October 30, 2007, and all matters described therein were consummated. Forms 8-K were timely filed, dated October 18, 2007, to disclose entry into a material definitive agreement, and dated October 30, 2007, to disclose the unregistered sale of securities and changes in control, as described herein.

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


                         Fashion Tech International, Inc.



Date: February 8, 2008        /s/ Richard Crimmins
                         Richard Crimmins, President and Sole Director