Form 10KSB
period 2008-03-31
FASHION TECH INTERNATIONAL INC
filed 2008-06-17
CIK 753224

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2008 Commission File No. 2-93231-NY

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .
                                    ----------   ----------

                        FASHION TECH INTERNATIONAL, INC.
            --------------------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                     87-0395695
         --------------------                          ---------------
         State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization                Identification No.)


                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
               (Address of principal executive offices) (zip code)

         Issuer's telephone number, including area code:  (972) 233-0300
                                                          --------------


          311 South State Street, Suite 460, Salt Lake City, Utah 84111
          -------------------------------------------------------------
         (Former name or former address, if changed since last report.)

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

The number of shares outstanding of the Issuer's common stock at March 31, 2008:
28,728,656

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



                                     PART I
                                     ------

Item 1.    Description of Business
-------    -----------------------

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

         The Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), dated as of October 18, 2007 (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell to Purchaser 25,137,574 unregistered shares of the Company's common stock for $400,000. This agreement has now closed and all transactions and matters described therein have been consummated.

         The Purchaser holds 25,137,574 shares or 87.5% of the 28,728,656 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement has resulted in a change of control of the Company.

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

Employees

         The Company currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Item 2.    Description of Property.
-------    ------------------------

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

Item 3.    Legal Proceedings.
-------    ------------------

         The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------    ---------------------------------------------------------

         (a)  Market information.

         In September 2001, the Company's common stock was included in the NASD's Bulletin Board system under the symbol "FTEC". Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. Since September 2001, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value.

         The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Quarter Ended                               High          Low
         -------------                               ----          ---
         June 30, 2006                               $0.35         $0.30
         September 30, 2006                          $0.35         $0.35
         December 31, 2006                           $1.05         $0.35
         March 31, 2007                              $0.65         $0.65
         June 30, 2007                               $0.65         $0.65
         September 30, 2007                          $0.65         $0.65
         December 31, 2007                           $0.51         $0.30
         March 31, 2008                              $0.25         $0.20



         (b)  Holders.

         On April 18, 2008, there were 458 holders of record of the Company's Common Stock.

         (c)  Dividends.

         Except as described below, the Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Management's present intention is to utilize all available funds for the development of the business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

            The Board of Directors declared and the Company paid a special cash dividend of $0.11 per-share to the shareholders of the Company on October 29, 2007. The payment date of the dividend was October 31, 2007. The dividend was payable to the Company's shareholders of record at October 29, 2007, holding 3,591,082 shares of its common stock which resulted in a total dividend distribution of $395,020. The funds for the dividend came from the $400,000 proceeds received from the sale of common stock described above.

         During the fourth quarter of the fiscal year covered by this report, there was no repurchase made by or on behalf of the issuer or any affiliated purchaser, of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act.

Item 6.    Management's Discussion and Analysis or Plan of Operation.
-------    ----------------------------------------------------------

Plan of Operations.
-------------------

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

Item 7.    Financial Statements.
-------    ---------------------

         See attached Financial Statements and Schedules.

Item 8.    Changes In and  Disagreements  With  Accountants  on  Accounting  and
-------    ---------------------------------------------------------------------
           Financial Disclosure.
           ---------------------

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 8A.   Controls and Procedures.
--------   ------------------------

        Management's Annual Report on Internal Control Over Financial Reporting.
        ------------------------------------------------------------------------

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements.

         All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Because of its inherent limitations, internal control over financial reporting may also fail to prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

         Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on this evaluation, our management concluded that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria.

         This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.
-----------------------------------------------------

        There have been no changes in internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.






                                    PART III
                                    --------

Item 9.    Directors,   Executive  Officers,   Promoters  and  Control  Persons;
-------    ---------------------------------------------------------------------
           Compliance With Section 16(a) of the Exchange Act
           -------------------------------------------------


         (a)  Identify Directors and Executive Officers.

         The following table sets certain information with regard to Richard Crimmins, the new executive officer and director of the Company. Mr. Crimmins was appointed to serve for a term of one year, commencing on October 30, 2007.

         Name                    Age         Title
         ----                    ---         -----
         Richard Crimmins        53          President, Secretary, Treasurer
                                             and Director

         The term of office of each director is one year and until his or her successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until his successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

         Certain biographical information of Richard Crimmins is set forth below.

         Richard Crimmins. Mr. Crimmins has spent over 25 years in the consumer products industry in various executive management positions. Mr. Crimmins served 15 years at Nu-kote International (formerly Unisys Office Products Group) where he held numerous management roles including Vice President Sales and Marketing. Mr. Crimmins has spent the last five years as an independent consultant in the technology services industry working with major retailers and warranty companies to secure national service contracts.

         Except for SMSA El Paso Acquisition Corporation, the director holds no other directorships in any other companies subject to the reporting requirements of the Securities Exchange Act of 1934.

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

Item 10.   Executive Compensation.
--------   -----------------------

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

         The following table sets forth as of March 31, 2008, the number of shares of the Company's common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock, and by each of the Company's officers and directors, and by all officers and directors as a Investments. On March 31, 2008, there were 28,728,656 shares of the Company's common stock issued and outstanding.







Title                                                   Number of       Percent
of Class          Name                                 Shares Owned     of Class
--------          ----                                 ------------     --------
          Principal Shareholders
Common    Halter Financial Investments, L.P. (1)(2)      25,137,574       87.5%
Common    Lynn Dixon                                      1,974,000        6.9%
                   Officers and Directors
Common    Richard Crimmins                                    -0-         -0-%
Common    All Officers and Directors                          -0-         -0-%
                   as a group (1 person)
---------------------------------
 (1) Halter Financial Investments, L.P. ("HFI") is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company, is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company ("TPH GP"), is the general partner and Timothy P. Halter is the sole member of TPH GP; (ii) Bellfield Capital, L.P., a Texas limited partnership of which Bellfield Capital Management, LLC, a Texas limited liability company ("Bellfield LLC"), is the sole general partner and David

         Brigante is the sole member of Bellfield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP, LLC, a Texas limited liability company ("Colhurst LLC"), is the general partner and George L. Diamond is the sole member of Colhurst LLC; and
         (iv) Rivergreen Capital, LLC, a Texas limited liability company, of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.
 (2) Halter Financial Investments GP, LLC, ("HFIGP") is a Texas limited liability company and acts as General Partner of HFI. The members of HFIGP are TPH Capital, LP, Bellfield Capital, LP, Colhurst Capital, LP and Rivergreen Capital, LLC. As a result, each of the foregoing persons and their individual owners may be deemed to be a beneficial owner of the shares held of record by HFI.

         The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

Item 12.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

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

Item 13.   Exhibits
--------   --------

         Exhibits to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

         Exhibits required by Item 601 of Regulation S-B.

                  31.  Certifications  required by Rules 13a-14(a) or 15d-14(a).
                  32.  Section 1350 Certifications

Item 14.   Principal Accountant Fees and Services.
--------   ---------------------------------------

(1) Audit Fees

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $6,085 for the fiscal year ended March 31, 2007 and $7,708 for the fiscal year ended March 31, 2008.

(2) Audit-Related Fees
         The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended March 31, 2007 and $-0- for the fiscal year ended March 31, 2008.

(3) Tax Fees
         The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended March 31, 2007 and $300 for the fiscal year ended March 31, 2008.

(4) All Other Fees

         The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended March 31, 2007 and $-0- for the fiscal year ended March 31, 2008.

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


                                                Fashion Tech International, Inc.




Date: June 16, 2008                             /s/ Richard Crimmins
      -------------                             ---------------------------
                                                Richard Crimmins,
                                                President and Sole Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



Date: June 16, 2008                             /s/ Richard Crimmins
      -------------                             ---------------------------
                                                Richard Crimmins,
                                                President and Sole Director

                        FASHION TECH INTERNATIONAL, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2008

                        FASHION TECH INTERNATIONAL, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                            PAGE

    --   Report of Independent Registered Public Accounting Firm               1


    --   Balance Sheets, March 31, 2008 and March 31, 2007                     2


    --   Statements of Operations,  for the years ended March 31, 2008 and
         2007 and from the  re-entering of  development  stage on April 1,
         1985 through March 31, 2008
                                                                               3

    --   Statement of Stockholders' Equity (Deficit), from the re-entering
         of development stage on April 1, 1985 through March 31, 2008        4-5


    --   Statements of Cash Flows,  for the years ended March 31, 2008 and
         2007 and from the  re-entering of  development  stage on April 1,
         1985 through March 31, 2008                                           6


    --   Notes to Financial Statements                                      7-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Fashion Tech International, Inc.
Argyle, Texas

We have audited the accompanying balance sheets of Fashion Tech International, Inc. [a development stage company] as of March 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2008 and 2007 and for the period from re-entering of development stage on April 1, 1985 through March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fashion Tech International, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007 and for the period from re-entering of development stage on April 1, 1985 through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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



PRITCHETT, SILER & HARDY, P.C.
June 16, 2008
Salt Lake City, Utah

                        FASHION TECH INTERNATIONAL, INC.
                          [A Development Stage Company]

                                 BALANCE SHEETS

                                                          March 31     March 31
                                                            2008         2007
                                                         ---------    ---------
                                     ASSETS

Current Assets

Cash                                                     $    --      $    --
                                                         ---------    ---------
Total Current Assets                                          --           --
                                                         ---------    ---------
Total Assets                                             $    --      $    --
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                                         $   2,058    $   1,625
Advances - related party                                     1,034       25,350
                                                         ---------    ---------
Total Current Liabilities                                    3,092       26,975
                                                         ---------    ---------
Total Liabilities                                            3,092       26,975

Stockholder's Deficit
Preferred stock, $.001 par value, 5,000,000 shares

   authorized, no shares issued and outstanding               --           --
Common stock, $.001 par value, 120,000,000 shares
   authorized, 28,728,656 shares issued and outstanding     28,729        3,591
Capital in excess of par value                             591,392      574,843
Retained deficit                                          (413,549)    (413,549)
Deficit accumulated during the development stage          (209,664)    (191,860)
                                                         ---------    ---------
Total Stockholder's Deficit                                 (3,092)     (26,975)
                                                         ---------    ---------
Total Liabilities and Stockholder's Deficit              $    --      $    --
                                                         =========    =========









   The accompanying notes are an integral part of these financial statements.


                        FASHION TECH INTERNATIONAL, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                         From the
                                                                      Re-entering of
                                                      For the          Development
                                                    Year Ended      Stage on April 1,
                                                     March 31,        1985 Through
                                              ----------------------    March 31,
                                                 2008         2007         2008
                                              ---------    ---------    ---------

REVENUE                                       $    --      $    --      $    --

EXPENSES:
     General and administrative                  17,672        9,380      209,240
                                              ---------    ---------    ---------

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                        (17,672)      (9,380)    (209,240)
                                              ---------    ---------    ---------
OTHER INCOME (EXPENSE):
     Interest expense                              (132)        (524)      (2,368)
     Gain on disposal of assets                    --           --          1,944
                                              ---------    ---------    ---------
               Total Other Income (Expense)        (132)        (524)        (424)
                                              ---------    ---------    ---------

LOSS BEFORE INCOME TAXES                        (17,804)      (9,904)    (209,664)

CURRENT TAX EXPENSE                                --           --           --

DEFERRED TAX EXPENSE                               --           --           --
                                              ---------    ---------    ---------

NET LOSS                                      $ (17,804)   $  (9,904)   $(209,664)
                                              ---------    ---------    ---------

LOSS PER COMMON SHARE                         $    (.00)   $    (.00)
                                              ---------    ---------









   The accompanying notes are an integral part of these financial statements.






                        FASHION TECH INTERNATIONAL, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                      APRIL 1, 1985 THROUGH MARCH 31, 2008


                                                                                                                 Deficit
                                                                                                                Accumulated
                                                             Common Stock           Capital in                  During the
                                                        ------------------------    Excess of      Retained     Development
                                                          Shares        Amount      Par Value      Deficit         Stage
                                                        ----------    ----------    ----------    ----------    ----------
BALANCE, April 1, 1985                                   183,063    $      183    $  327,382    $ (413,549)   $     --

Issuance of 108,000 shares of common stock for
  cash at $.50 per share, November 1985                  108,000           108        53,892          --            --

Return and cancellation of 20,000 shares of
  common stock, November 1985                            (20,000)          (20)       (9,998)         --            --

Issuance of 80 shares of common stock for cash
  at $.50 per share, November 1985                            80          --              40          --            --

Issuance of 80,000 shares of common stock for
  assets at $.50 per share, March 1986                    80,000            80        39,920          --            --

Issuance of 20,000 shares of common stock for
  services at $.50 per share, June 1986                   20,000            20         9,998          --            --

Issuance of 220,000 shares of common stock for
  cash at $.50 per share, October 1986                   220,000           220       109,780          --            --

Net loss from the re-entering of development stage
  on April 1, 1985 through March 31, 1998                   --            --            --            --        (118,056)
                                                      ----------    ----------    ----------    ----------    ----------
BALANCE, March 31, 1998                                  591,143           591       531,014      (413,549)     (118,056)

Net loss for the year ended March 31, 1999                  --            --            --            --          (8,666)
                                                      ----------    ----------    ----------    ----------    ----------
BALANCE, March 31, 1999                                  591,143           591       531,014      (413,549)     (126,722)

Fractional share adjustment                                  (61)         --            --            --            --

Issuance of 3,000,000 shares of common stock to
  retire note payable and accrued interest at $.001
  per share, June 1999                                 3,000,000         3,000        19,434          --            --

Net loss for the year ended March 31, 2000                  --            --            --            --          (9,713)
                                                      ----------    ----------    ----------    ----------    ----------
BALANCE, March 31, 2000                                3,591,082         3,591       550,448      (413,549)     (136,435)

Net loss for the year ended March 31, 2001                  --            --            --            --         (11,003)
                                                      ----------    ----------    ----------    ----------    ----------
BALANCE, March 31, 2001                                3,591,082         3,591       550,448      (413,549)     (147,438)

Net loss for the year ended March 31, 2002                  --            --            --            --          (6,159)
                                                      ----------    ----------    ----------    ----------    ----------
BALANCE, March 31, 2002                                3,591,082         3,591       550,448      (413,549)     (153,597)

Net loss for the year ended March 31, 2003                  --            --            --            --          (5,554)




                                   [Continued]






                        FASHION TECH INTERNATIONAL, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

                      APRIL 1, 1985 THROUGH MARCH 31, 2008

                                   [Continued]


                                                                                                               Deficit
                                                                                                              Accumulated
                                                           Common Stock           Capital in                  During the
                                                      ------------------------    Excess of      Retained     Development
                                                        Shares        Amount      Par Value      Deficit         Stage
                                                      ----------    ----------    ----------    ----------    ----------


BALANCE, March 31, 2003                                3,591,082         3,591       550,448      (413,549)     (159,151)

Net loss for the year ended March 31, 2004                  --            --            --            --          (6,638)
                                                      ----------    ----------    ----------    ----------    ----------
BALANCE, March 31, 2004                                3,591,082         3,591       550,448      (413,549)     (165,789)

Net loss for the year ended March 31, 2005                  --            --            --            --          (6,284)
                                                      ----------    ----------    ----------    ----------    ----------
BALANCE, March 31, 2005                                3,591,082         3,591       550,448      (413,549)     (172,073)

Forgiveness of debt by
related party, March 2006                                   --            --          14,306          --            --

Net loss for the year ended March 31, 2006                  --            --            --            --          (9,883)
                                                      ----------    ----------    ----------    ----------    ----------
                                                       3,591,082         3,591       564,754      (413,549)     (181,956)
Forgiveness of debt by
related party, March 2007                                   --            --          10,089          --            --

Net loss for the year ended March 31, 2007                  --            --            --            --          (9,904)
                                                      ----------    ----------    ----------    ----------    ----------
                                                       3,591,082         3,591       574,843      (413,549)     (191,860)
Forgiveness of debt by shareholeder
  as a contribution to capital                              --            --          36,707          --            --

Issuance of 25,137,574 shares of common stock to
  Halter Financial Investments at $.016
  per share, November 2007                            25,137,574        25,138       374,862

Dividends paid at $.11 per share
    on October 29, 2007                                     --            --        (395,020)

Net loss for the year ended March 31, 2008                  --            --            --            --         (17,804)
                                                      ----------    ----------    ----------    ----------    ----------

BALANCE, March 31, 2008                               28,728,656    $   28,729    $  591,392    $ (413,549)   $ (209,664)
                                                      ----------    ----------    ----------    ----------    ----------







   The accompanying notes are an integral part of these financial statements.



                        FASHION TECH INTERNATIONAL, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
                                                                                     From the
                                                                                  Re-entering of
                                                                   For the          Development
                                                                 Year Ended      Stage on April 1,
                                                                  March 31,        1985 Through
                                                           ----------------------    March 31,
                                                              2008         2007        2008
                                                           ---------    ---------    ---------
Cash Flows from Operating Activities:
   Net loss                                                $ (17,804)   $  (9,904)   $(209,664)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Non-cash expenses                                           132          524       51,669
     Changes in assets and liabilities:
       (Increase) decrease in prepaid expense                   --           --           --
       Increase (decrease) in accounts payable                   433         (185)         114
       Increase (decrease) in accrued interest                  --           --            699
                                                           ---------    ---------    ---------
               Net Cash (Used) by Operating Activities       (17,239)      (9,565)    (157,182)
                                                           ---------    ---------    ---------

Cash Flows from Investing Activities                            --           --           --
                                                           ---------    ---------    ---------
               Net Cash Provided by Investing Activities        --           --           --
                                                           ---------    ---------    ---------

Cash Flows from Financing Activities:
   Advances from related party                                12,259        9,565       60,202
   Payment of dividend                                      (395,020)                 (395,020)
   Proceeds from notes payable                                  --           --         22,000
   Proceeds from common stock issuance                       400,000         --        470,000
                                                           ---------    ---------    ---------
               Net Cash Provided by Financing Activities      17,239        9,565      157,182
                                                           ---------    ---------    ---------

Net Increase (Decrease) in Cash                                 --           --           --

Cash at Beginning of Period                                     --           --           --
                                                           ---------    ---------    ---------

Cash at End of Period                                      $    --      $    --      $    --
                                                           ---------    ---------    ---------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                            $    --      $    --      $    --
       Income taxes                                        $    --      $    --      $    --

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the year ended March 31, 2008:
         During the year ended March 31, 2008 a shareholder of the Company forgave advances totaling $36,575 and accrued interest of $132. Due to the related party nature of the debt, the forgiveness has been accounted for as a capital contribution

     For the year ended March 31, 2007:
         During the year ended March 31, 2007 a shareholder of the Company forgave advances and accrued interest totaling $10,089. Due to the related party nature of the debt, the forgiveness has been accounted for as a capital contribution.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", SFAS No. 159, "The Fair Value
     Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" (as amended), were recently issued. SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     Reclassification - The financial statements for periods prior to March 31, 2008 have been reclassified to conform to the headings and classifications used in the March 31, 2008 financial statements.

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

     In October, 2007, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), dated as of October 18, 2007 (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell to Purchaser 25,137,574 unregistered shares of the Company's common stock for $400,000. The transactions under the Agreement closed on October 30, 2007, and all matters described therein were consummated.

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

     Capital Contribution - During the years ended March 31, 2008 and 2007, respectively a shareholder of the Company forgave advances payable and accrued interest in the amounts totaling $36,707 and $10,089. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, the forgiveness has been charged to Capital in excess of par value.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future

                        FASHION TECH INTERNATIONAL, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES - CONTINUED

     tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2008, the Company has available unused operating loss carryforwards of approximately $80,602, which may be applied against future taxable income and which expires in various years through 2028.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,090 and $9,420 as of March 31, 2008 and 2007, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,670 during the year ended March 31, 2008.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the years ended March 31, 2008 and 2007, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. A shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

     Advances from Related Party - During the years ended March 31, 2008 and 2007, respectively, a shareholder of the Company had no additional advances. During the year ended March 31, 2008, the shareholder forgave advances of $25,350. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

     During the years ended March 31, 2008 and 2007, a shareholder of the Company had loaned a total of $12,259 and $9,565, respectively, to the Company. The advances were due on demand and bear interest at 10% per annum. Interest expense for the years ended March 31, 2008 and 2007 amounted to $132 and $524, respectively. During the years ended March 2008 and 2007 the Shareholder forgave the advances and accrued interest totaling $12,391 and $10,089, respectively. The forgiveness of debt was accounted for as a capital contribution.

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


NOTE 5 - GOING CONCERN- CONTINUED

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

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share:

                                                         For the
                                                        Year Ended
                                                         March 31,
                                               ----------------------------
                                                   2008            2007
                                               ------------    ------------
         Loss from continuing operations
         available to common stockholders
         (numerator)                           $    (17,804)   $     (9,904)
                                               ------------    ------------
         Weighted average number of
         common shares outstanding
         used in loss per share during the
         period (denominator)                    14,030,730       3,591,082
                                               ------------    ------------


     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.