Form 10-Q
period 2008-06-30
FASHION TECH INTERNATIONAL INC
filed 2008-08-06
CIK 753224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended June 30, 2008

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from ______________ to _____________



                       Commission File Number: 2-93231-NY

                        Fashion Tech International, Inc.
        (Exact name of small business issuer as specified in its charter)

        Nevada                                              87-0395695
----------------------                             ---------------------------
(State of incorporation)                              (IRS Employer ID Number)

                     12890 Hilltop Road, Argyle, TX 76226
                     ------------------------------------
                   (Address of principal executive offices)

                                 (972) 233-0300
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer        Accelerated filer

       Non-accelerated filer          Smaller reporting company    X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 5, 2008: 2,873,036
                                          -------------------------

Transitional Small Business Disclosure Format (check one):    YES [ ]   NO  [X]

                        Fashion Tech International, Inc.

                  Form 10-Q for the Quarter ended June 30, 2008

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 - Financial Statements                                                3

  Item 2 - Management's Discussion and Analysis or Plan of Operation          12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk         14

  Item 4 - Controls and Procedures                                            14

Part II - Other Information

  Item 1 - Legal Proceedings                                                  14

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds        14

  Item 3 - Defaults Upon Senior Securities                                    15

  Item 4 - Submission of Matters to a Vote of Security Holders                15

  Item 5 - Other Information                                                  15

  Item 6 - Exhibits                                                           15

Signatures                                                                    15

Part I
Item 1 - Financial Statements

                        Fashion Tech International, Inc.
                          (a development stage company)
                                 Balance Sheets
                        June 30, 2008 and March 31, 2008






                                                   (Unaudited)  (Audited)
                                                    June 30,    March 31,
                                                      2008         2008
                                                   ---------    ---------
                                     ASSETS
                                     ------
Current Assets
  Cash on hand and in bank                         $    --      $    --
                                                   ---------    ---------

    Total Assets                                   $    --      $    --
                                                   =========    =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
  Accounts payable - trade                         $   5,889    $   2,058
  Working capital advances from related party          3,703        1,034
                                                   ---------    ---------

    Total Liabilities                                  9,592        3,092
                                                   ---------    ---------


Commitments and Contingencies


Stockholders' Equity (Deficit)
  Preferred stock - $0.001 par value
    5,000,000 shares authorized.
    None issued and outstanding                         --           --
  Common stock - $0.001 par value.
    120,000,000 shares authorized.
    2,873,036 shares issued and outstanding            2,873        2,873
  Additional paid-in capital                         617,248      617,248
  Accumulated deficit                               (413,549)    (413,549)
  Deficit accumulated during the development stage  (216,164)    (209,664)
                                                   ---------    ---------

    Total Stockholders' Equity (Deficit)              (9,592)      (3,092)
                                                   ---------    ---------

    Total Liabilities and
      Stockholders' Equity (Deficit)               $    --      $    --
                                                   =========    =========







The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.




                        Fashion Tech International, Inc.
                          (a development stage company)
                            Statements of Operations
                  Three months ended June 30, 2008 and 2007 and
                  Period from April 1, 1985 (date of reentry to
                    development stage) through June 30, 2008

                                   (Unaudited)

                                                                        Period from
                                                                       April 1, 1985
                                                                     (date of reentry
                                                                      to development
                                         Three months   Three months     stage)
                                             ended          ended       through
                                           June 30,       June 30,      June 30,
                                             2008           2007          2008
                                         -----------    -----------    -----------
Revenues                                 $      --      $      --      $      --
                                         -----------    -----------    -----------

Operating expenses
  General and administrative costs             6,500          4,045        215,740
                                         -----------    -----------    -----------

  Total operating expenses                     6,500          4,045        215,740
                                         -----------    -----------    -----------

Loss from operations                          (6,500)        (4,045)      (215,740)

Other Income (Expense)
  Interest expense                              --              (27)        (2,368)
  Gain on disposition of assets                 --             --            1,944
                                         -----------    -----------    -----------
  Total other income (expense)                  --              (27)          (424)
                                         -----------    -----------    -----------

Loss before provision for income taxes        (6,500)        (4,072)      (216,164)

Provision for income taxes                      --             --             --
                                         -----------    -----------    -----------

Net loss                                 $    (6,500)   $    (4,072)   $  (216,164)
                                         ===========    ===========    ===========


Loss per weighted-average share
  of common stock outstanding,
  computed on net loss - basic
  and fully diluted                      $     (0.00)   $     (0.01)
                                         ===========    ===========

Weighted-average number of shares
  of common stock outstanding -
  basic and fully diluted                  2,873,036        359,108
                                         ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.




                        Fashion Tech International, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                  Three months ended June 30, 2008 and 2007 and
                  Period from April 1, 1985 (date of reentry to
                    development stage) through June 30, 2008

                                   (Unaudited)

                                                                                      Period from
                                                                                    April 1, 1985
                                                                                  (date of reentry
                                                                                   to development
                                                  Three months     Three months         stage)
                                                     ended            ended            through
                                                    June 30,         June 30,          June 30,
                                                     2008              2007              2008
                                                   ---------         ---------         ---------
Cash Flows from Operating Activities
  Net loss for the period                          $  (6,500)        $  (4,072)        $(216,164)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities
      Non-cash expenses                                 --                 (27)           51,669
      Increase in accounts payable-trade               3,831             2,365             3,945
      Increase in accrued interest payable
        on advances from affilates                      --                --                 699
                                                   ---------         ---------         ---------

Net cash used in operating activities                 (2,669)           (1,680)         (159,851)
                                                   ---------         ---------         ---------


Cash Flows from Investing Activities                    --                --                --
                                                   ---------         ---------         ---------


Cash Flows from Financing Activities
  Working capital advances from related party          2,669             1,680            62,871
  Proceeds from notes payable                           --                --              22,000
  Proceeds from sale of common stock                    --                --             470,000
  Payment of common stock dividend                      --                --            (395,020)
                                                   ---------         ---------         ---------

Net cash provided by financing activities              2,669             1,680           159,851
                                                   ---------         ---------         ---------

Increase in Cash                                        --                --                --

Cash at beginning of period                             --                --                --
                                                   ---------         ---------         ---------

Cash at end of period                              $    --           $    --           $    --
                                                   =========         =========         =========


Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid during the period                $    --           $    --           $    --
                                                   =========         =========         =========
    Income taxes paid during the period            $    --           $    --           $    --
                                                   =========         =========         =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                        Fashion Tech International, Inc.
                          (a development stage company)
                          Notes to Financial Statements
                             June 30, 2008 and 2007



Note A - Background and Description of Business

Fashion Tech International, Inc. ("the Company") was organized under the laws of the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. In April 1999, the Company changed its domicile from the State of Utah to the State of Nevada through a merger with Fashion Tech International, Inc., a corporation formed specifically to facilitate the change in domicile.

For the past several years, the Company has been inactive, has had no active business operations and, accordingly, is considered to have re-entered the development stage as defined in Statement of Financial Accounting Standards No. 7 on April 1, 1985.

Our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of March 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended March 31, 2008. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2009.


Note C - Going Concern Uncertainty

The Company has been inactive since 1985, has no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, there is substantial doubt about our ability to continue as a going concern.

                        Fashion Tech International, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note C - Going Concern Uncertainty - Continued

The Company's majority stockholder maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since reentering development stage on April 1, 1985. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it's business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's certificate of incorporation authorizes the issuance of up to 5,000,000 million shares of preferred stock and 120,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                        Fashion Tech International, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note D - Summary of Significant Accounting Policies - Continued

2.   Reorganization costs
     --------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all costs incurred with the incorporation of the Company were charged to operations as incurred.

3.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the net operating loss carryforward.

     As of June 30, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     As of June 30, 2008 and 2007, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.   Pending Accounting Pronouncements
     ---------------------------------

     The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

6.   Restatement
     -----------

     The accompanying financial statements have been restated for all periods presented to reflect a 1-for-10 reverse stock split effected by the Company on June 19, 2008 (see Note G).


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                        Fashion Tech International, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note E - Fair Value of Financial Instruments - Continued

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended June 30, 2008 and 2007 and for the period from April 1, 1985 (date of reentry to development stage) through June 30, 2008 is as follows:

                                                              Period from
                                                             April 1, 1985
                                                           (date of reentry
                                                            to development
                         Three months      Three months         stage)
                             ended             ended           through
                           June 30,          June 30,          June 30,
                             2008              2007              2008
                           -------           -------           -------
      Federal:
        Current            $  --             $  --             $  --
        Deferred              --                --                --
                           -------           -------           -------
                              --                --                --
                           -------           -------           -------
      State:
        Current               --                --                --
        Deferred              --                --                --
                           -------           -------           -------
                              --                --                --
                           -------           -------           -------

        Total              $  --             $  --             $  --
                           =======           =======           =======

As of June 30,  2008,  the  Company had a net  operating  loss  carryforward  of approximately $81,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).




                (Remainder of this page left blank intentionally)

                        Fashion Tech International, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note F - Income Taxes - Continued

The Company's income tax expense for the each of the three month periods ended June 30, 2008 and 2007 and for the period from April 1, 1985 (date of reentry to development stage) through June 30, 2008 is as follows:

                                           Three months   Three months
                                               ended          ended
                                             June 30,       June 30,
                                               2008           2007
                                             -------        -------
Statutory rate applied to
  income before income taxes                 $(2,200)       $(1,400)
Increase (decrease) in income
  taxes resulting from:
    State income taxes                          --             --
    Other, including reserve for
    deferred tax asset and application
    of net operating loss carryforward         2,200          1,400
                                             -------        -------

Income tax expense                           $  --          $  --
                                             =======        =======

The Company's only temporary differences as of June 30, 2008 and 2007 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2008 and 2007 is not material to the accompanying financial statements.


Note G - Capital Stock Transactions

In April 1999, as a result of the merger with Fashion Tech International, Inc. to effect the redomicile of the Company from Utah to Nevada, the Company amended its Articles of Incorporation to change the par value of the Company's common stock from $0.005 per share to $0.001 per share and to authorize the issuance of up to 5,000,000 shares of preferred stock with a par value of $0.001.

In April 1999, the Company authorized a 100-for-1 reverse stock split. The results of this action are presented in the accompanying financial statements as of the first day of the first period presented.

In June 1999, the Company issued 3,000,000 pre-July 19, 2008 reverse split shares (300,000 post-July 19, 2008 reverse split shares) of common stock for the conversion of a $22,000 note payable and $434 of accrued interest.

On June 19, 2008, the Company effected a 1-for-10 reverse stock split of its then issued and outstanding shares of $0.001 par value common stock. Any fractional shares resulting from the reverse split were rounded up to the next whole share and no fractional shares were issued. This reverse split action reduced the number of issued and outstanding shares from 28,728,656 to 2,873,036. The effect of this action is accounted for in the accompanying financial statements as of the first day of the first period presented.

In October, 2007, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), dated as of October 18, 2007 (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell to Purchaser 25,137,574 pre-July 19, 2008 reverse split, restricted, unregistered shares (2,513,758 post-July 19,. 2008 reverse split shares) of the Company's common stock for $400,000 cash. The Stock Purchase Agreement also required the Company's Board of Directors to declare and pay a special cash dividend of $0.11 per pre-July 18, 2008 reverse split share ($1.10 per post-July 18, 2008 reverse split share) to the Company's stockholders of record on October 29, 2007 with a payment date of October 31, 2007. The funds for the dividend came from the $400,000 proceeds received from the sale of common stock described herein.

                        Fashion Tech International, Inc.
                          (a development stage company)
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note G - Common Stock Transactions - Continued

The Agreement closed and funded on October 30, 2007, and all matters described therein were consummated. The Purchaser currently holds 2,513,758 post-reverse split shares or 87.5% of the 2,873,036 post-July 18, 2008 reverse split shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement resulted in a change of control of the Company and the Purchaser did not participate in the aforementioned special dividend.


Note H - Capital Contributions

During the years ended March 31, 2008 and 2007, respectively a stockholder of the Company forgave unsecured advances payable and accrued interest in the amounts totaling $36,707 and $10,089. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, the forgiveness has been credited to Additional paid-in capital in the accompanying financial statements.


Note I - Related Party Transactions

Management Compensation - Management and supervision of the Company requires less than four (4) hours per month. Accordingly, during the years ended March 31, 2008 and 2007, and subsequent thereto, the Company did not pay, accrue or impute any compensation to any officer or director of the Company.

Office Space - The Company does not rent or otherwise require office space. A stockholder of the Company is providing a mailing address at no expense as these offices are used by the stockholder for other full-time business activities.

Advances from Related Party - During the years ended March 31, 2008 and 2007, respectively, a stockholder of the Company had no additional advances. During the year ended March 31, 2008, this stockholder forgave advances of $25,350. Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to capital on the forgiveness date.

During the years ended March 31, 2008 and 2007, another stockholder of the Company had loaned a total of $11,225 and $9,565, respectively, to the Company. The advances were due on demand and bore interest at 10% per annum. Interest expense for the years ended March 31, 2008 and 2007 amounted to $132 and $524, respectively. During the years ended March 31, 2008 and 2007, this stockholder forgave advances and accrued interest totaling $11,357 and $10,089, respectively. Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to capital on the forgiveness date.

As of June 30, 2008 and March 31, 2008, respectively, the Company's controlling stockholder has advanced the Company an approximate aggregate $3,700 and $1,000. These advances are non-interest bearing and repayable upon demand.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information


Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Plan of Operations

The Company had no revenue for either of the three month periods ended June 30, 2008 or 2007.

General and administrative expenses for each of the three month periods ended June 30, 2008 and 2007 were directly related to maintaining the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended. Future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended June 30, 2008 and 2007 were $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period, as adjusted for the cumulative effect of our reverse stock splits.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2008 and 2007, the Company had working capital of approximately $(9,600) and $(31,047). Approximately $27,000 of unsecured related party advances and related accrued interest payable at June 30, 2007 were forgiven at March 31, 2008 and credited to additional paid-in capital.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(3)  Liquidity and Capital Resources

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(4)  Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.


Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3 - Defaults upon Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company neither held a regularly scheduled meeting nor called a special meeting of stockholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits

 31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
 32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002


--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Fashion Tech International, Inc.


Dated: August 5, 2008                               /s/ Richard Crimmins
       --------------                       ------------------------------------
                                                                Richard Crimmins
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director