Form 10-Q
period 2008-09-30
China Nutrifruit Group LTD
filed 2008-11-14
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 2-93231-NY

CHINA NUTRIFRUIT GROUP LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada	87-0395695
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

China Nutrifruit Group Limited
No. 2 Wenhua Street, Dongfeng New Village
Daqing, Heilongjiang Province, PRC 163311
-------------------------------------------------------------------
(Address of principal executive offices, Zip Code)

(86) 459-460-9488
--------------------------------------------------
(Registrant’s telephone number, including area code)

--------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,125,754

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES FINANCIAL STATEMENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER
30, 2008 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

Condensed Consolidated Balance Sheets (unaudited)	2

Condensed Consolidated Statements of Income (unaudited)	3

Condensed Consolidated Statements of Cash Flows (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pro Forma Condensed Consolidated Statements of Income for the Six Months Ended September 30, 2007 (Unaudited)	24

Pro Forma Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2007 (Unaudited)	25

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Stated in US Dollars)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 4,787,058	$ 7,104,849
Trade receivables, net	9,117,253	1,921,457
Inventory, net	12,578,691	1,955,725
Prepayments	1,760,766	-
Other current assets	113,670	114,865
Total current assets	28,357,438	11,096,896
Property, plant and equipment, net	17,224,682	7,173,523
Land use rights, net	190,634	318,120
TOTAL ASSETS	$ 45,772,754	$ 18,588,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$ 7,293,840	$ 2,848,110
Other payables and accrued expense	2,049,675	494,278
Consideration payable	-	5,353,755
Trade payables	5,608,058	161,136
Income taxes payable	1,526,900	607,680
Advances from customers	4,216,081	-
Amount due to a shareholder	7,374,420	-
Amount due to a director	2,917,536	-
Amount due to an affiliate	515	58,253
TOTAL LIABILITIES	30,987,025	9,523,212

Minority interests	-	4,039,286

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001
None issued and outstanding	-	-
Common stock
Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 34,732,874 shares as at September 30, 2008;
(2,873,036 shares as at March 31, 2008)	34,733	2,873
Additional paid-in-capital	3,568,268	(4,965)
Statutory reserves - restricted	1,713,065	1,713,065
Accumulated other comprehensive income	444,824	812,312
Retained earnings	9,024,839	2,502,756
TOTAL STOCKHOLDERS’ EQUITY	14,785,729	5,026,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 45,772,754	$ 18,588,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$ 16,495,353	-	$ 22,270,612	-

Cost of sales	(8,697,099)	-	(11,270,854)	-

Gross profit	7,798,254	-	10,999,758	-

Selling, general and administrative expenses	(961,001)	-	(1,913,780)	-

Operating earnings	6,837,253	-	9,085,978	-

Other income (expenses)
Interest expenses	(128,089)	-	(189,079)	-
Other income	6,009	-	19,447	-
Total other income (expenses)	(122,080)	-	(169,632)	-

Earnings before minority interests and
income taxes	6,715,173	-	8,916,346	-

Provision for income taxes	(1,703,066)	-	(2,184,955)	-

Earnings before minority interests	5,012,107	-	6,731,391	-

Minority interests	-	-	(209,308)	-

Net earnings	$ 5,012,107	$ -	$ 6,522,083	$ -

Earnings per share
Basic	$ 0.2599	$ -	$ 0.5886	$ -

Diluted	$ 0.2599	$ -	$ 0.5886	$ -

Weighted average number of common stock
outstanding
Basic	19,287,708	3,591,082	11,080,372	3,591,082

Diluted	19,287,708	3,591,082	11,080,372	3,591,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	Six months ended
	September 30,
	2008	2007
Operating activities:
Net earnings	$ 6,522,083	$ -
Adjustments to reconcile net earnings to net cash provided by operating activities
Minority interests	209,308	-
Depreciation and amortization	404,604	-
Loss on disposal of property, plant and equipment	287	-
Changes in operating assets and liabilities:
Trade receivables, net	(7,065,054)	-
Inventory	(10,451,177)	-
Prepayments	(1,749,140)	-
Other current assets	3,948	-
Trade payables	5,367,497	-
Income taxes payable	893,793	-
Advances from customers	4,166,599	-
Consideration payables	(5,343,723)	-
Amount due to a shareholder	7,348,686	-
Amount due to a director	2,883,294	-
Amount due to an affiliate	(61,369)	-
Other payables and accrued expenses	1,534,100	-
Net cash provided by operating activities	4,663,736	-

Investing activities:
Cash outflow from acquisition of subsidiaries	(1,441,647)	-
Purchases of property, plant and equipment	(13,017,397)	-
Proceeds from disposal of property, plant and equipment	3,892	-
Net cash used in investing activities	(14,455,152)	-

Financing activities:
Proceeds from borrowings	7,208,236	-
Repayment of borrowings	(2,883,294)	-
Proceeds from issue of common stock, net of offering costs	3,622,845	-
Net cash provided by financing activities	7,947,787	-

Decrease in cash and cash equivalents	(1,843,629)	-

Effect of exchange rate on cash and cash equivalents	(474,162)	-

Cash and cash equivalents at beginning of the period	7,104,849	-

Cash and cash equivalents at end of the period	$ 4,787,058	$ -

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$ 159,789	$ -
Income tax	$ 1,265,735	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Stated in US Dollars)

	Common stock		Preferred stock
								Accumulated
					Additional	Statutory		other
					paid-in	reserves –	Retained	comprehensive
	Shares	Amount	Shares	Amount	capital	restricted	earnings	income	Total
Balance at March 31,
2008	2,873,036	$ 2,873	-	$ -	$ (4,965)	$ 1,713,065	$ 2,502,756	$812,312	$5,026,041

Effect of reverse
acquisition:
Recapitalization	30,166,878	30,167	-	-	(47,919)	-	-	-	(17,752)

Share issued in private
placement at $2.78 per
share	1,692,960	1,693	-	-	4,704,774	-	-	-	4,706,467

Cost of raising capital	-	-	-	-	(1,083,622)	-	-	-	(1,083,622)

Comprehensive income
Net earnings	-	-	-	-	-	-	6,522,083	-	6,522,083
Translation
adjustments	-	-	-	-	-	-	-	(367,488)	(367,488)

Balance at September 30,
2008	34,732,874	34,733	-	-	3,568,268	1,713,065	9,024,839	444,824	14,785,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Business

China Nutrifruit Group Limited, formerly known as Fashion Tech International, Inc., (the "Company") was originally incorporated in the state of Utah on April 22, 1983 and changed its domicile from Utah to Nevada in April 1999. The Company was not engaged in any business activities and had no meaningful operations, income producing assets or significant operating capital since at least 1989 until it acquired Fezdale Investments Limited ("Fezdale") on August 14, 2008.

On August 14, 2008, the Company acquired all of the equity interests of Fezdale, a British Virgin Islands corporation, through a share exchange transaction (the "Share Exchange Transaction"), with the result that the stockholders of Fezdale became the beneficial owners of approximately 86.59% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares have been restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

The share exchange resulted in Fezdale’s former shareholder obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America ("US GAAP") require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, in the Share Exchange Transaction, Fezdale is treated as the accounting acquirer and China Nutrifruit Group Limited is treated as the acquired party for accounting purpose. Accordingly, the Share Exchange Transaction has been accounted for a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the Share Exchange Transaction as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Fezdale were not significant.

On October 10, 2008, the Company completed a private placement financing with certain investors (the "Financing"). Pursuant to the terms of the securities purchase agreement, the Company sold 3,085,840 shares of the Company’s common stock at the price of $2.78 per share and received a gross proceed of $8,578,705.73.

After the Share Exchange Transaction and the Financing, the total common stock issued and outstanding of the Company is 36,125,754.

The Company amended its articles of incorporation on August 14, 2008 and changed its name into China Nutrifruit Group Limited.

Fezdale Investments Limited

Fezdale is a private limited liability company incorporated in British Virgin Island on August 22, 2007.

In October 2007, Solar Sun Holdings Limited ("Solar Sun"), a subsidiary of Fezdale, entered in a share purchase agreement with six owners of Daqing Longheda Food Company Limited ("Longheda") under which the six owners of Longheda agreed to transfer an aggregate of 75% equity interests in Longheda to Solar Sun for a total consideration of RMB40,000,000. In May 2008, the six founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became the wholly owned subsidiary of Solar Sun (note 3).

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Solar Sun Holdings Limited

Solar Sun is a private limited liability company incorporated in Hong Kong on September 12, 2007. Solar Sun is a holding company and has no assets or operations other than its ownership of Longheda.

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of Peoples’ Republic of China in June 2004. Longheda manufactures and sells a variety of food products processed from premium specialty fruits that grow in Northeast China. Currently, Longheda processes 4 types of premium specialty fruits, including golden berry, crab apple, blueberry and raspberry, and sells fresh fruits. Longheda currently has 4 types of fruit based products, including fruit concentrate, nectar, glazed fruits and fruit beverage. Longheda sells its products through an extensive sales and distribution network covering 19 provinces and 41 cities. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit related products.

Basis of presentation

The interim condensed consolidated financial statements include the accounts of China Nutrifruit Group Limited and its subsidiaries (the "Group"). The interim condensed consolidated financial statements have been prepared in accordance with the US GAAP. The interim condensed consolidated financial statements of the Group include the accounts of China Nutrifruit Group Limited, Fezdale Investments Limited, Solar Sun Holdings Limited and Daqing Longheda Food Company Limited after the date of acquisition. All significant intercompany transactions and balances have been eliminated.

The interim condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the annual results for the year ending March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the Company’s registration statement on Form S-1 filed on October 14, 2008. The Company follows the same accounting policies in the preparation of interim reports.

Use of estimates

The preparation of the interim condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Segment information

The Group identifies and classifies its operating segment based on the nature of the products with similar economic characteristics. No segment information is provided as the Group only has one business and geographical segment. The Group’s reportable segment is the manufacture and sell of food products, which the operations are located in the PRC and sales were predominately made to customers located in the PRC.

Economic and political risks

The Group’s operations are conducted in the PRC. According the Group’s business, financial position maybe influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s operations in the PRC are subject to special considerations and significant risk not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common stocks outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common stockholders by the weighted average number of common stocks outstanding and the dilutive effect of common stock equivalents.

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at September 30, 2008 was recorded. Trade accounts receivable is charged off against the allowance after management determines the potential for recovery is remote.

Inventories

The cost of finished products inventories includes raw materials, direct labor and indirect production costs. Inventories are stated at the lower of cost or market. The Group uses first-in, first-out methods to value its inventories.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Fair value of financial instruments

The carrying amount of certain of the Group’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, other current assets, other payables and accrued expenses, approximates fair value due to the relatively short maturity.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings and leasehold improvements – 20 years; machinery and equipment - 10 years. Depreciation of property, plant and equipment was $403,280 for the six months period ended September 30, 2008.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Impairment exists if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value.

Negative goodwill represents the excess fair value of the net tangible and identifiable intangible assets acquired in a business combination over the purchase price. The negative goodwill is allocated as a pro rata reduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period which the business combination is completed. (note 3)

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income.

Revenue recognition

The Group recognizes revenue from sales of products, where persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return product unless damaged or defective. Net sales are comprised of gross sales reduced by customer returns, trade promotions and discounts.

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the six months ended September 30, 2008 was $697,159.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Impairment of long-lived assets

Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Group to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. During the period, no impairment on long-lived assets was recorded by the Group.

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of the Group’s land located in the PRC is considered to be leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2055.

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $9,299 for the six months ended September 30, 2008.

Other income recognition

Other income comprised of interest income and others.

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable, which is the rate that exactly discounts the estimated future cash receipts through the expected life of the loan to the loan’s net carrying amount.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Group is Renminbi, "RMB". The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

September 30, 2008
Balance sheet	RMB6.8551 to US$1.00
Statement of income and comprehensive income	RMB6.9365 to US$1.00

March 31, 2008
Balance sheet	RMB7.0222 to US$1.00
Statement of income and comprehensive income	RMB7.4695 to US$1.00

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Foreign currency translation (Continued)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Statutory reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its owners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves represent restricted retained earnings. The details of surplus reserve fund and common welfare fund are as follows:

Surplus reserve fund

The Company’s subsidiary in PRC is required, as necessary, to transfer 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of that subsidiary’s paid-in capital.

The transfer to this reserve must be made before distribution of any dividends to owners. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into equity by raising equity from existing owners in proportion to their equity holdings.

Common welfare fund

The Company’s subsidiary in PRC is required, as necessary, to transfer 5 percent to 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of that subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividends to owners.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Group’s securities and their immediate families, (ii) the Group’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Group, or (iv) anyone who can significantly influence the management or operating decisions of the Group. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
(Unaudited)
 (Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Income taxes

The Group accounts for income taxes under the provision of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109") and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("Fin 48"), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Group’s operations are primarily located in PRC and subject to PRC profits tax.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, Fair Value Measurements ("SFAS 157"), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1"), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"), which is effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company has elected not to adopt the fair value provisions of SFAS 159 and the adoption of SFAS 159 did not have a significant impact of its financial position, cash flows and results of operations.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, FASB issued Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

In May 2008, FASB issued Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect there to be any significant impact of adopting SFAS 163 on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 3. ACQUISITION OF A SUBSIDIARY

In October 2007, Solar Sun entered into a share purchase agreement with six owners of Longheda to acquire the 75% interest in Longheda with a total consideration of RMB40,000,000.

In May 2008, Solar Sun entered into another share purchase agreement with six owners of Longheda to acquire the remaining 25% interests in Longheda with a total consideration of RMB10,000,000. Since the beneficial owners of the Company were third parties independent of Longheda and the Group has obtained the controlling interests in Longheda, the acquisition was accounted for using the purchase method of accounting. As of the acquisition date, the Group recorded the fair values of Longheda assets acquired and liabilities assumed. The allocation of the purchase price to assets acquired and liabilities assumed as at the date of acquisition is as follows:

$

Cash and cash equivalents	5,666,951
Trade accounts receivable	2,389,049
Inventories	1,126,973
Other current assets	2,477,178
Property, plant and equipment, net	11,107,547
Land use right, net	502,735
Borrowings	(2,863,365)
Accounts payable	(111,771)
Other payables and accrued expenses	(478,984)
Tax payable	(166,764)

Net assets acquired	19,649,549
Minority interests	(13,452,363)
Statutory reserves	(1,713,065)
Negative goodwill	(3,052,439)

Total purchase price	1,431,682

The allocation of the purchase price to assets acquired and liabilities assumed as at the date of acquisition resulted in negative goodwill of $3,052,439. In accordance with SFAS No. 141, Business Combinations, the negative goodwill was allocated as a pro rata reduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. This resulted in the following allocation of negative goodwill:

$

Property, plant and equipment, net	2,920,266
Land use right, net	132,173

Negative goodwill	3,052,439

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 3.  ACQUISITION OF A SUBSIDIARY (CONT'D)

The following table represents the unaudited results of operations of the Company as if the acquisition of Longheda had been consummated as of April 1, 2008 and 2007 and the results are shown for the six months ended September 30, 2008 and 2007 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	For the six months ended
	September 30,
	2008	2007
Pro forma Information:
Revenues	$ 22,270,612	$ 13,875,733
Net earnings	6,731,391	4,223,447
Net earnings per share – basic and diluted	$ 0.6075	$ 1.176
Shares used for computing earnings per share	11,080,372	3,591,082

NOTE 4. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three months and six months ended September 30 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net earnings available to common shareholders	$ 5,012,107	$ -	$ 6,522,083	$ -

Denominator:
Weighted average common stock and dilutive
potential common stock	19,287,708	3,591,082	11,080,372	3,591,082

Basic net earnings per share	$ 0.2599	$ -	$ 0.5886	$ -

Diluted net earnings per share	$ 0.2599	$ -	$ 0.5886	$ -

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 4. EARNINGS PER SHARE (CONT'D)

On June 19, 2008, the Company effected a reverse stock split pursuant to which each ten outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.001 (the "Reverse Stock Split"). All of the share number, share prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split.

NOTE 5. INVENTORY, NET

At September 30, 2008 and March 31, 2008 inventory is comprised of the following:

	September 30,	March 31,
	2008	2008

Finished goods	$ 12,312,760	$ 1,888,650
Raw material	265,931	67,075
	$ 12,578,691	$ 1,955,725

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, at September 30, 2008 and March 31, 2008 are summarized as follows:

	September 30,	March 31,
	2008	2008

Buildings	$ 3,486,319	$ 1,846,936
Machinery	15,213,617	7,254,044
Furniture, fixtures and office equipment	12,981	28,016
Motor vehicles	6,095	22,304

Total	$ 18,719,012	$ 9,151,300
Less: accumulated depreciation	(1,494,330)	(1,977,777)
	$ 17,224,682	$ 7,173,523

At September 30, 2008 and March 31, 2008, certain of the Group’s plant and machinery with an aggregate net book value of approximately $5,956,000 and $2,559,000, respectively, were pledged to secure the bank borrowings.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 7. BORROWINGS

The Group's borrowings are summarized as follows:

	September 30,	March 31,
	2008	2008

Bank borrowings	$ 7,293,840	$ 2,848,110

The interest rates are based on the bank’s best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Group’s borrowings for the six months ended September 30, 2008 was 7.11% per annum. Plant and machinery with an aggregate net book value of approximately $5,956,000 as of September 30, 2008 were pledged to secure such bank borrowings. The maturity dates of the outstanding bank borrowings as of September 30, 2008 are February 10, 2009 and August 14, 2009.

NOTE 8. AMOUNT DUE TO AN AFFILIATE/ A DIRECTOR/ A SHAREHOLDER

The amount due to an affiliate/a director/ a shareholder is unsecured, interest free and have no fixed terms of repayment.

NOTE 9. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows:

	September 30,	March 31,
	2008	2008

Accruals	$ 209,226	$ 206,910
VAT payables	717,881	229,838
Other payables	1,122,568	57,530
	$ 2,049,675	$ 494,278

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

For the six months period
ended September 30,
	2008	2007

Current:
PRC	$ 2,184,955	-
Other jurisdictions	-	-
Deferred:
PRC	-	-
Other jurisdictions	-	-
	2,184,955	-

At September 30, 2008, the Group did not have material valuation allowance that would result into any deferred tax assets.

The Group’s operations are conducted in the PRC and are subject to PRC’s enterprise income tax. Pursuant to the PRC Income Tax Law prior to January 1, 2008, enterprise income taxes were generally imposed at a statutory rate of 33%, which comprised 30% national income tax and 3% local income tax. However, the Group has been granted a preferential tax treatment by the State Tax Bureau of the PRC as the Group was considered as a hi-tech enterprise in the Heilongjiang province. According to the PRC Income Tax Law and various approval documents issued by the Tax Bureau, the Group’s profits for the period prior to 2008 were taxed at a rate of 15%.

On March 16, 2007, the Fifth Plenary Session of the Tenth National People’s Congress passed the Corporate Income Tax Law of the PRC which will take effect on January 1, 2008. According to the new tax law, the applicable corporate income tax rate for domestically-owned enterprises and foreign-invested enterprises are subject to a uniform tax rate of 25%. While the new tax law equalizes the tax rates for domestically-owned and foreign-invested companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to enterprises classified as high and new technology companies, whether domestically-owned or foreign-invested enterprises. The new tax law also provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential tax treatment. The tax rate of such enterprises will transition to the uniform tax of 25% within a five-year transition period.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. PROVISION FOR INCOME TAXES (CONT'D)

In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined in SFAS No. 109. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Group adopted the provisions of FIN 48 effective August 22, 2007. Based on its FIN 48 analysis, the Group concluded that the adoption of FIN 48 did not have any impact on the Group’s total liabilities or owners’ equity. The Group’s classifies interests and/or penalties related to income tax matters in income tax expenses. As of September 30, 2008, the Group did not have interests and penalties related to uncertain tax positions. The Group does not anticipate any significant increases or decrease to its liabilities for unrecognized tax benefits within the next twelve months.

The provision for income taxes appearing in the consolidated statement of income represents the current tax expenses. A reconciliation between the provision for income taxes computed by PRC enterprise income tax rate to income before income taxes is as follows:

	For the six months period
	ended September 30,
	2008	2007
	%	%
Statutory rate	25	-

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade receivables, trade payables, other payables and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

NOTE 12. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2008, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001. At September 30, 2008, 34,732,874 shares of common stock and none of the shares of preferred stock, respectively, were issued and outstanding.

Common stock

On August 14, 2008, the Company effected an initial closing of a private placement transaction and issued 1,692,960 shares of the Company’s common stock to certain investors at a price of $2.78 per share for aggregate proceeds of $4,706,467.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 13. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were approximately $135,684 for the six months period ended September 30, 2008.

NOTE 14. SIGNIFICANT CONCENTRATIONS AND RISK

(a) Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2008, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

(b) Group’s operations are in China

All of the Group’s products are produced in China. The Group’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Group’s operations are subject to the risks of transfer of funds; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

NOTE 15. SUBSEQUENT EVENTS

On October 3, 2008, the Company effected a second closing of a private placement transaction and issued 955,244 shares of the Company’s common stock to 21 investors at a price of $2.78 per share for aggregate proceeds of $2,655,600.

On October 10, 2008, the Company effected a third and final closing of a private placement transaction and issued 437,636 shares of the Company’s common stock to 9 investors at a price of $2.78 per share for aggregate proceeds of $1,216,637.

In connection with the private placement which closed on October 10, 2008, WLT Brothers Capital, Inc., Wentworth Securities, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents, received, as partial compensation, warrants to purchase 66,171, 95,781 and 54,057 shares of the Company’s common stock, respectively. The warrants have a term of 3 years and are immediately exercisable at $2.78 per share, subject to the usual adjustments for certain corporate events.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2008 and 2007
 (Unaudited)
(Stated in U.S. Dollars)

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases certain office premises and buildings under non-cancelable leases. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2008 are as follows:

Not later than 1 year	$17,776
Later than 1 year and not later than 5 years	-
$17,776

Rent expenses for the three months and six months ended September 30, 2008 were $8,872 and $16,926, respectively.

NOTE 17. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months and six months ended September 30 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007

Comprehensive income :
Net earnings	$ 5,012,107	$-	$ 6,522,083	$-
Translation adjustments	(681,907)	-	(367,488)	-
Total comprehensive income, net of taxes	$ 4,330,200	$-	$ 6,154,595	$-

[End of condensed consolidated financial statements.]

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

On August 14, 2008, China Nutrifruit Group Limited acquired all of the equity interests of Fezdale Investments Limited ("Fezdale"), a British Virgin Islands corporation, through a share exchange transaction (the "Share Exchange Transaction"), with the result that the stockholders of Fezdale became the beneficial owners of approximately 86.59% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares have been restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

China Nutrifruit Group Limited expects to complete the acquisition of Fezdale, pursuant to the share exchange agreement, in August 2008. The acquisition will be accounted for as a recapitalization effected by a share exchange, wherein Fedzale is considered as the acquirer for accounting and financial reporting purposes.

The unaudited pro forma condensed consolidated statements of operations reflects the results of operations of the Company as if had the merger and the acquisition of 100% equity interest of Longheda had occurred on April 1, 2007. The pro forma condensed consolidated statements of operations were prepared as if the transactions were consummated on April 1, 2007. These pro forma condensed consolidated statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated and are not necessarily indicative of the results that may be expected in the future.

Due to the fact that there was no any trading and shareholding relationship between China Nutrifruit Group Limited with Fezdale before the share exchange, in the opinion of management, no pro forma adjustment directly attributable to the share exchange contemplated by the agreement is to be made to the unaudited pro forma condensed consolidated statements of operations of China Nutrifruit Group Limited.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

For the six months
ended September 30,
2007

Net sales	$ 13,875,733
Cost of sales	(7,516,156)

Gross profit	6,359,577

Selling, general and administrative expenses	(1,232,316)

Operating earnings	5,127,261

Other income (expenses)
Interest expenses	(162,762)
Other income	11,488
Total other income (expenses)	(151,274)

Earnings before income taxes	4,975,987

Provision for income taxes	(759,194)

Net earnings	$ 4,216,793

Earnings per share
Basic and diluted	$ 1.174

Weighted average number of common stock outstanding
Basic and diluted	3,591,082

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

For the three months
ended September 30,
2007

Net sales	$ 10,391,613
Cost of sales	(5,498,396)

Gross profit	4,893,217

Selling, general and administrative expenses	(727,554)

Operating earnings	4,165,663

Other income (expenses)
Interest expenses	(108,442)
Other income	11,488
Total other income (expenses)	(96,954)

Earnings before income taxes	4,068,709

Provision for income taxes	(622,491)

Net earnings	$ 3,446,218

Earnings per share
Basic and diluted	$ 0.9597

Weighted average number of common stock outstanding
Basic and diluted	3,591,082

[End of pro forma condensed consolidated financial statements.]

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Current Report on Form 8-K filed on August 14, 2008, and other risks and uncertainties mentioned in this Form 10-Q or our other reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

•

“We,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” refer to the combined business of China Nutrifruit Group Limited and its consolidated subsidiaries;

•

“Fezdale” refers to Fezdale Investments Limited, our direct, wholly-owned subsidiary, a British Virgin Islands corporation;

•

“Solar Sun” refers to Solar Sun Holdings Limited, our indirect, wholly-owned subsidiary, a Hong Kong corporation;

•

“Longheda” refers to Daqing Longheda Food Company Limited, our indirect, wholly-owned subsidiary, a Chinese corporation;

•

“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

•

“Renminbi” and “RMB” refer to the legal currency of China; and

•

“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Overview

We are a holding company and conduct virtually all our operations through our indirect, wholly owned subsidiary Longheda, which is a leading producer of premium specialty fruit and fruit-based products in China. Until our acquisition of Fezdale on August 14, 2008, our operations were very limited and our business strategy and ownership changed several times over the previous years.

On August 14, 2008, we completed a reverse acquisition of Fezdale through a share exchange transaction whereby we issued 30,166,878 shares of our common stock to the stockholders of Fezdale, in exchange for all of the issued and outstanding capital stock of Fezdale. Fezdale thereby became our wholly owned subsidiary and the former stockholders of Fezdale became our controlling stockholders.

Accounting principles generally accepted in the United States of America (“US GAAP”) require that a company whose stockholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, in the share exchange transaction, Fezdale was treated as the accounting acquirer and China Nutrifruit Group Limited was treated as the acquired party for accounting purpose. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company and our financial statements, particularly the equity section of our financial statements, are presented to reflect the recapitalization resulting from the share exchange transaction.

As a result of our reverse acquisition of Fezdale, we now engage in developing, processing, marketing and distributing a variety of food products processed primarily from premium specialty fruits grown in Northeast China, including golden berries, crab apples, blueberries and raspberries.  Our primary product offerings include fruit concentrate, nectar, glazed fruits, and beverages as well as fresh fruits.  We sell our products through an extensive nationwide sales and distribution network covering 19 provinces and 41 cities in China.  As of September 30, 2008, our distribution network included 68 distributors.  Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit based foods, and our fresh fruits are mainly sold to supermarkets and stores.

We currently operate manufacturing facilities located in Daqing and Mu Dan Jiang, Heilongjiang province, China, where an abundant supply of a variety of premium specialty fruits is available. We have four fruit processing lines with an aggregate capacity of 15,960 tons and one beverage production line with a capacity of 10,800 tons.

Recent Developments

On October 10, 2008, we completed a private placement of our common shares to certain investors for approximately $8.58 million in gross proceeds, resulting in approximately $6.91 million in net proceeds after payment of approximately $1.67 million in offering expenses.

In connection with the private placement transaction, we issued to WLT Brothers Capital, Inc., Wentworth Securities, Inc. and Euro Pacific Capital, Inc., who served as placement agents for us in that transaction, warrants to purchase an aggregate of 216,009 shares of our common stock as compensation for their services. The warrants have an exercise price of $2.78 and have a term of 3 years.

In connection with the private placement and share exchange transaction, Yiu Fai Kung (“Mr. Kung”), the former shareholder of Fezdale, entered into a make good escrow agreement with the investors in the private placement transaction. Pursuant to this agreement, Mr. Kung agreed to certain “make good” provisions whereby Mr. Kung placed into escrow 1,800,261 shares of our common stock owned by him.  A portion of the escrowed shares will be proportionately transferred to the private placement investors if the Company does not meet certain income thresholds for fiscal years 2009 and 2010.  If, however, the Company satisfies the income thresholds, the shares which have been placed into escrow will be returned to Mr. Kung.  Additional information regarding the make good arrangement and a copy of the make good escrow agreement can be found in the Company’s Current Report on Form 8-K filed on August 14, 2008.

Second Fiscal Quarter Financial Highlights

The market for processed fruit products in China, especially the market for products processed from premium fruits, continued to expand in the second fiscal quarter of 2009. In response to the increased demand for our products, we commenced operations of a new concentrate fruit juice production line located in our Mu Dan Jiang factory in August 2008.

This growth trend in demand during the second fiscal quarter and our ability to meet higher demand led to an increase in our sales revenue and net income, partly because of revenues generated from our Mu Dan Jiang production line which immediately expanded our sales capacity.

The following are some of our financial results for the second fiscal quarter of 2009 in comparison to our pro forma financial results for the second fiscal quarter of 2008:

•

Net Sales: Net sales increased $8.4 million, or 60.5%, to $22.3 million for the second fiscal quarter of 2009 from $13.9 million for the same period last year.

•

Gross Margin: Gross margin was 49.4% for the second fiscal quarter of 2009, as compared to 45.8% for the same period last year.

•

Net Income: Net income increased $2.3 million, or 54.4%, to $6.5 million for the second fiscal quarter of 2009, from $4.2 million for the same period last year.

•

Fully diluted net income per share: Fully diluted net income per share was $0.59 for the second fiscal quarter of 2009, as compared to $1.18 for the same period last year.  The decrease in fully diluted net income per share was mainly due to the fact that more shares of our stock were issued in the private placement transaction and share exchange transaction as discussed above.

Taxation

United States

China Nutrifruit Group Limited is subject to United States income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Nutrifruit had no income taxable in the United States during the three months ended September 30, 2008.

PRC

A company registered in China is subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the People’s Republic of China effective before January 1, 2008, income tax was generally payable by enterprises at a rate of 33% of their taxable income. Newly established high-technology enterprises, such as our subsidiary Longheda, is entitled to a two-year 50% tax reduction. The tax holiday of Longheda commenced in 2006 and expired in 2007.

In 2007, China passed the new Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria. Longheda was subject to a tax rate of 15% in 2007 and is subject to a tax rate of 25% in 2008.

Substantially all of our income may be derived from dividends received from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise.

Results of Operations

We have provided below a discussion of our results of operations based on the unaudited financial statements for the six-month periods ended September 30, 2008 and 2007. Solar Sun acquired 75% of the ownership of Longheda on November 12, 2007 and the remaining 25% on May 21, 2008. For the period from April 1, 2008 to May 21, 2008, we have consolidated 75% of the results of Longheda into our condensed consolidated financial statements. For the period from May 21, 2008 to September 30, 2008, we have consolidated 100% of the results of Longheda into our condensed consolidated financial statements. We believe a presentation of the Company’s results of operations for the three and six months ended September 30, 2007 on a pro forma basis provides a meaningful guidance to investors in assessing performance between periods.

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

We have provided below a discussion of our results of operations, as a result of our ownership in our subsidiary Longheda, and other factors. We have consolidated the results of Longheda into our condensed consolidated financial statements from July 1, 2008 to September 30, 2008. For comparison purposes, we have provided our results of operations in actual reported amounts for the three months ended September 30, 2008 and on a pro forma basis for the three month ended September 30, 2007 to provide comparable presentation to our reported results during such periods. We believe that providing this financial statement as if we had consolidated Longheda provides investors with a measurement of operating results which are comparable with subsequent periods. We believe that this performance measurement may assist investors in assessing performance between periods. We use these items in internal performance measures to analyze performance between periods, develop internal projections and measure management performance.

(All amounts, other than percentages, in thousands of U.S. dollars)

		As a		As a
	In	percentage of	In	percentage of
	Thousands	net revenues	Thousands	net revenues

	For the three	For the three	For the three	For the three
(Unaudited)	months ended	months ended	months ended	months ended
	September 30	September 30	September 30	September 30
	2008	2008	2007	2007
	(As reported)		(Pro forma)
Net Sales	$16,495	100.0%	$10,392	100.0%
Costs of Sales	8,697	52.7%	5,499	52.9%
Gross profit	7,798	47.3%	4,893	47.1%
Selling, general and administrative expenses	961	5.8%	728	7.0%
Operating income	6,837	41.4%	4,165	40.1%
Other income	6	0.0%	11	0.1%
Interest expenses	128	0.8%	108	1.0%
Income before taxes	6,715	40.7%	4,068	39.2%
Income taxes	1,703	10.3%	622	6.0%
Net income	5,012	30.4%	3,446	33.2%

Net Sales.  Net sales increased $6.1 million, or 58.7%, to $16.5 million for the three months ended September 30, 2008 from $10.4 million for the three months ended September 30, 2007.  The increase was primarily due to the increased sales of our fruit processed products in response to increased market demand for our products, increased brand recognition and an expansion of our customer base. We were able to satisfy the growth in demand by commencing operation of our Mu Dan Jiang factory production line and realized an increase in revenue from net sales due partly to that expansion of production capacity.

Cost of Sales.  Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Our cost of sales increased $3.2 million, or 58.2%, to $8.7 million for the three months ended September 30, 2008 from $5.5 million for the three months ended September 30, 2007. This increase was primarily due to the increase of sales volume. As a percentage of net sales, the cost of sales remained stable at 52.7% for the three months ended September 30, 2008 as compared to 52.9% for the three months ended September 30, 2007.

Gross Profit and Gross Margin.  Our gross profit increased $2.9 million to $7.8 million of the three months ended September 30, 2008 from $4.9 million for the three months ended September 30, 2007. Gross profit as a percentage of net sales remained stable at 47.3% for the three months ended September 30, 2008 as compared to 47.1% for the same period last year.

Selling and General and Administrative Expenses.  Our selling and general and administrative expenses increased $0.2 million, or 32.6%, to $0.9 million for the three months ended September 30, 2008 from $0.7 million for the three months ended September 30, 2007. Our selling expenses increased $99,179, or 17.8%, to $656,299 for the three months ended September 30, 2008 from $557,120 for the three months ended September 30, 2007. We believe the increase of our selling expenses is generally in line with the increase of our revenue from net sales.

Our general and administrative expenses increased $134,265, or 78.8%, to $304,702 for the three months ended 2008 from $170,437 for the three months ended September 30, 2007. As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2008 increased by 0.2% to 1.8%, as compared to 1.6% for the three months ended September 30, 2007. This percentage increase was primarily attributable to the increased cost of insurance benefits for certain of our employees as mandated by the PRC government in 2008 and the additional professional and staff costs incurred after the reverse acquisition transaction on August 14, 2008.

Interest Expenses  Our interest expenses increased $19,647 to $128,089 for the three months ended September 30, 2008 from $108,442 for the three months ended September 30, 2007. The increase in interest expenses was primarily attributable to the increase in the outstanding balances of our bank loans.

Income before Income Taxes.  Income before income taxes increased $2.6 million, or 64.9%, to $6.8 million for the three months ended September 30, 2008 from $4.1 million for the three months ended September 30, 2007. Income before income taxes as a percentage of net sales increased from 39.2% for the three months ended September 30, 2007 to 40.7% for the three months ended September 30, 2008. The increase in sales of our higher margin fruit processed products led to the percentage increase in income before income taxes as a percentage of net sales.

Net Income.  Our net income increased $1.6 million, or 45.3%, to $5.0 million for the three months ended September 30, 2008 from $3.4 million for the three months ended September 30, 2007, mainly as a result of increased market demand for our products, increased brand recognition and expansion of our customer base.

Comparison of Six months Ended September 30, 2008 and September 30, 2007

We have consolidated 75% of the results of Longheda into our condensed consolidated financial statements from April 1, 2008 to May 21, 2008 and 100% of the results Longheda into our condensed consolidated financial statements from May 21, 2008 to September 30, 2008. For comparison purposes, we have provided our results of operations in actual reported amounts for the six months ended September 30, 2008 and on a pro forma basis for the six months ended September 30, 2007 to provide comparable presentation to our reported results during such periods. We believe that providing this financial information as if we had consolidated Longheda may assist investors in assessing historical performance between periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

		As a		As a
	In	percentage of	In	percentage of
	Thousands	net revenues	Thousands	net revenues

	For the six	For the six	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30	September 30	September 30	September 30
(Unaudited)	2008	2008	2007	2007
	(As reported)		(Pro forma)
Net Sales	$22,271	100.0%	$13,876	100.0%
Costs of Sales	11,271	50.6%	7,516	54.2%
Gross profit	11,000	49.4%	6,360	45.8%
Selling expenses	1,088	4.9%	802	5.7%
General and administrativeexpenses	826	3.9%	430	3.1%
Operating income	9,086	40.8%	5,128	37.0%
Other income	19	0.1%	11	0.1%
Interest expenses	189	0.8%	163	1.2%
Income before taxes and minority interest	8,916	40.0%	4,976	35.9%
Income taxes	2,185	9.8%	759	5.5%
Minority interests	209	0.9%	-	-%
Net income	6,522	29.3%	4,217	30.4%

Net Sales  Our net sales increased $8.4 million, or 60.5%, to $22.3 million for the six months ended September 30, 2008 from $13.9 million for the six months ended September 30, 2007.  The increase was primarily due to the increase of sales of our fruit processed products resulting from the increased market demand for our products, increased brand recognition and expansion of our customer base. We were able to satisfy the growth in demand by commencing operation of our Mu Dan Jiang factory production line and realized an increase in revenue from net sales due partly to that expansion of production capacity.

Cost of Sales  Our cost of sales increased $3.8 million, or 50.0%, to $11.3 million for the six months ended September 30, 2008 from $7.5 million for the six months ended September 30, 2007. This increase was primarily due to the increase of sales volume. As a percentage of net sales, the cost of sales decreased to 50.6% for the six months ended September 30, 2008 from 54.2% for the six months ended September 30, 2007.  The percentage decrease was primarily due to the increased sales of our nectar, glazed fruits and fruit concentrate products which have higher margins than our other products.

Gross Profit and Gross Margin  Our gross profit increased $4.6 million to $11.0 million for the six months ended September 30, 2008 from $6.4 million for the six months ended September 30, 2007. Gross profit as a percentage of net sales was 49.4% and 45.8% for the six months ended September 30, 2008 and 2007, respectively. The increase in the gross margin was primarily driven by the increased sales of higher margin nectar, glazed fruits and fruit concentrate products for the six months ended September 30, 2008 as compared to the sales for the six months ended September 30, 2007.

Selling and General and Administrative Expenses  Our selling and general and administrative expenses increased $0.7 million, or 56.1%, to $1.9 million for the six months ended September 30, 2008 from $1.2 million for the six months ended September 30, 2007. Our selling expenses increased $0.3 million, or 35.6%, to $1.1 million for the six months ended September 30, 2008 from $0.8 million for the six months ended September 30, 2007.  We believe the increase of our selling expenses is generally in line with the increase of our net sales.

Our general and administrative expenses increased $0.4 million, or 94.9%, to $0.8 million for the six months ended September 30, 2008 from $0.4 million for the six months ended September 30, 2007. As a percentage of net sales, general and administrative expenses for the six months ended September 30, 2008 increased by 0.6% to 3.7%, as compared to 3.1% for the six months ended September 30, 2007. This percentage increase was primarily attributable to the increased cost of insurance benefits for certain of our employees as mandated by the PRC government in 2008 and the additional professional and staff costs incurred after the reverse acquisition transaction on August 14, 2008.

Interest Expenses Our interest expenses increased $26,317 to $189,079 for the six months ended September 30, 2008 from $162,762 for the six months ended September 30, 2007. The increase in interest expenses was primarily attributable to the increase in the outstanding balances of our bank loans.

Income before Income Taxes and Minority Interest  Income before income taxes and minority interest increased $4.0 million, or 78.9%, to $9.0 million for the six months ended September 30, 2008 from $5.0 million for the six months ended September 30, 2007. Income before income taxes as a percentage of net sales increased from 35.9% for the six months ended September 30, 2007 to 40.0% for the six months ended September 30, 2008. The main reason for such a percentage increase was primarily due to the increase in sales of our higher margin fruit processed products as discussed above.

Minority Interests.  Our financial statements reflect an adjustment to our consolidated group net income equal to $0.2 million for the six months ended September 30, 2008, reflecting the fact that we had only 75% ownership in Longheda from April 1, 2008 to May 20, 2008.

Net Income  Although we incurred a minority interest of $0.2 million before the acquisition of the remaining 25% ownership in Longheda on May 21, 2008, our net income increased $2.3 million, or 54.4%, to $6.5 million for the six months ended September 30, 2008 from $4.2 million for the six months ended September 30, 2007. The main reasons for the growth of our net income were due to increased market demand for our products, increased brand recognition and expansion of our customer base.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $4.8 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

(Unaudited)	Six Months Ended September 30, (in thousands)

	2008	2007

	(As reported)	(Pro forma)
Net cash provided by/(used in)operating activities	$4,663	$(856)
Net cash used in investing activities	(14,455)	-
Net cash provided by/(used in) financing activities	7,948	-
Effect of exchange rate on cash and cash equivalents	(474)	-
Cash and cash equivalents at beginning of the period	7,105	4,063
Cash and cash equivalents at end of period	4,787	3,207

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.6 million for six months ended September 30, 2008, an increase of $5.5 million from $0.9 million net cash used in operating activities for six months ended September 30 2007. The increase of net cash provided by operating activities was primarily attributable to increase in net earnings for the six months ended September 30, 2008.

Cash Flows from Investing Activities.

Our cash used in investing activities for six months ended September 30, 2008 primarily related to our acquisition of the 25% of minority interest in Longheda for $1.4 million and the purchase of property, plant and equipment for the new concentrated fruit juice production line in Mu Dan Jiang for $13 million. We had no investing activities for the six months ended September 30, 2007.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $7.9 million in the six months ended September 30, 2008. The net cash provided by financing activities for the six months ended September 30, 2008 was mainly attributable to the net receipt of $3.6 million through the issuance of stock in a private placement and a $7.3 million draw down of new bank loans. For the six months ended September 30, 2007, we had a bank loan drawdown and a dividend paid out of $2.6 million which resulted in no cash flows from financing activities for such period.

As of September 30, 2008, the amount, maturity date and term of each of our bank loans are as follows:

(All amounts, other than percentages, in millions of U.S. dollars)

Banks	Amounts	Maturity Date	Duration
Daqing City Commercial Bank	$2.9	February 10, 2009	6 months
Daqing City Commercial Bank	4.4	August 14, 2009	1 year
Total	$7.3

At September 30, 2008, certain of our plant and machinery with an aggregate net book value of approximately $5,956,000 was pledged to secure the bank loans.

On October 10, 2008, we completed a private placement of our common shares to certain investors for approximately $8.58 million in gross proceeds, resulting in approximately $6.91 million in net proceeds after payment of approximately $1.67 million in offering expenses.

We repaid a bank loan in the amount of $2.9 million in the three months ended September 30, 2008. We have approximately $7.3 million in outstanding bank loans that will mature in the next 12 months. We believe that we maintain good relationships with the banks we deal with. We believe that our cash on hand, cash flow from operations, together with the net proceeds from the private offering referenced above and anticipated additional cash resources will meet our expected capital expenditure and working capital for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

•

Use of estimates. The preparation of the financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

•

Trade accounts receivables. In the normal course of business, we extend credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, we evaluate our trade accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Trade accounts receivable is charged off against the allowance after management determines the potential for recovery is remote.

•

Inventories. The cost of finished products inventories includes raw materials, director labor and indirect production costs. Inventories are stated at the lower of cost or market value. We use first-in, first-out methods to value our inventories.

•

Impairment of long-lived assets. Long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by our management to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.

All lands in the PRC are owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of our land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and they will expire in 2055.

•

Property, plant and equipment, net. Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings and leasehold improvements – 20 years; machinery and equipment - 10 years.

•

Revenue recognition. We recognize revenue from sales of products, where persuasive evidence of an arrangement exists, delivery has occurred, the seller's price is fixed or determinable and collectibility is reasonably assured. This generally occurs when the customer receives the product or at the time title passes to the customer. Customers generally do not have the right to return products unless damaged or defective. Net sales are comprised of gross sales reduced by customer returns, trade promotions and discounts.

Recently issued accounting pronouncements:

In May 2008, FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. Our management is in the process of evaluating the impact that SFAS 162 will have on our financial statements upon adoption.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our management is in the process of evaluating the impact that SFAS 160 will have on our financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. Our management is in the process of evaluating the impact that SFAS 159 will have on our financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

As is typical in the fruit processing industry, we experience seasonality in our business.  Except for the beverage production line which operates on a year round basis, our fruit processing lines mainly operate from mid-July to mid-November of each year because the source fruits used in our operations are typically harvested during that period and must be immediately processed.  In fiscal year ended March 31, 2008, net sales during the second and third fiscal quarters accounted for approximately 69.3% of our total sales revenue.  As a result of seasonality, our personnel, working capital requirements, cash flow and inventories vary substantially throughout the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Jinglin Shi, our Chief Executive Officer, and Colman Cheng, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management decided to exclude recently acquired Fezdale and its subsidiaries from its evaluation of controls and procedures above because it was not possible to conduct an assessment of the acquired companies’ controls and procedures in the period between the consummation date and the date of management’s assessment.

PART II

 OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2008 we issued 30,166,878 shares of our common stock to the shareholders of Fezdale. The total consideration for the 30,166,878 shares of our common stock is 1,000 shares of Fezdale, which is all the issued and outstanding capital stock of Fezdale. We did not receive any cash consideration in connection with the share exchange. The number of our shares issued to the shareholders of Fezdale was determined based on an arms-length negotiation. The issuance of our shares to these individuals was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation S promulgated thereunder.

On October 10, 2008, we closed the private placement of approximately 3.1 million shares of our common stock to certain investors at $2.78 per share for a total of $8.58 million pursuant to the Securities Purchase Agreement. The issuance of our shares to the investors was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, Regulation D and Regulation S promulgated thereunder. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2008

CHINA NUTRIFRUIT GROUP LIMITED

By: /s/ Colman Cheng
Colman Cheng
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.