Form 10-Q
period 2008-12-31
China Nutrifruit Group LTD
filed 2009-02-17
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,125,754

i

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008

ii

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Stated in US Dollars)

	December 31,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,396,925	$7,104,849
Trade receivables, net	1,794,802	1,921,457
Inventory, net	12,562,421	1,955,725
Prepayments	499,546	-
Other current assets	4,376	114,865
Total current assets	23,258,070	11,096,896
Property, plant and equipment, net	16,966,697	7,173,523
Land use rights, net	190,095	318,120
TOTAL ASSETS	$40,414,862	$18,588,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,294,797	$2,848,110
Other payables and accrued expense	389,178	494,278
Consideration payable	-	5,353,755
Trade payables	1,220,239	161,136
Income taxes payable	1,050,475	607,680
Advances from customers	1,737,133	-
Amount due to a director	516	-
Amount due to a shareholder	7,374,420	-
Amount due to an affiliate	-	58,253
TOTAL LIABILITIES	19,066,758	9,523,212

Minority interests	-	4,039,286

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001
None issued and outstanding	-	-
Common stock
Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 36,125,754 shares as at December 31, 2008;
(2,873,036 shares as at March 31, 2008)	36,126	2,873
Additional paid-in-capital	6,781,315	(4,965)
Statutory reserves - restricted	2,872,011	1,713,065
Accumulated other comprehensive income	410,125	812,312
Retained earnings	11,248,527	2,502,756
TOTAL STOCKHOLDERS’ EQUITY	21,348,104	5,026,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,414,862	$18,588,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Stated in US Dollars)

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$13,873,857	$6,210,070	$36,212,228	$6,210,070
Cost of sales	(7,836,719)	(3,536,169)	(19,020,828)	(3,536,169)
Gross profit	6,037,138	2,673,901	17,191,400	2,673,901
Selling, general and administrative expenses	(1,610,004)	(550,299)	(3,541,459)	(550,299)
Operating earnings	4,427,134	2,123,602	13,649,941	2,123,602
Other income (expenses)
Interest expenses	(128,455)	(114,103)	(318,050)	(114,103)
Other income	6,555	60	26,092	60
Total other income (expenses)	(121,900)	(114,043)	(291,958)	(114,043)
Earnings before minority interests and income taxes	4,305,234	2,009,559	13,357,983	2,009,559
Provision for income taxes	(1,050,626)	(293,824)	(3,243,958)	(293,824)
Earnings before minority interests	3,254,608	1,715,735	10,114,025	1,715,735
Minority interests	-	(416,254)	(209,308)	(416,254)
Net earnings	$3,254,608	$1,299,481	$9,904,717	$1,299,481

Earnings per share
Basic	$0.0903	$0.0633	$0.5089	$0.1404
Diluted	$0.0902	$0.0633	$0.5088	$0.1404

Weighted average number of common stock
outstanding
Basic	36,061,476	20,531,621	19,463,339	9,258,462
Diluted	36,091,262	20,531,621	19,465,518	9,258,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in US Dollars)

	Nine months ended
	December 31,
	2008	2007
Operating activities:
Net earnings	$9,904,717	$1,299,481
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interests	209,308	416,254
Depreciation and amortization	654,849	62,837
Loss on disposal of property, plant and equipment	289	-
Changes in operating assets and liabilities:
Trade receivables, net	172,808	3,383,301
Inventory	(10,501,428)	1,589,015
Prepayments	(499,412)	(197,472)
Other current assets	(64,981)	725,737
Trade payables	1,049,463	(574,506)
Income taxes payable	425,577	476,152
Advances from customers	1,727,701	-
Consideration payables	(5,352,352)	-
Amount due to a shareholder	7,360,552	-
Amount due to a director	(59,076)	34,053
Other payables and accrued expenses	(116,020)	454,033
Net cash provided by operating activities	4,911,995	7,668,885

Investing activities:
Cash (outflow)/inflow from acquisition of subsidiaries	(1,451,038)	829,765
Purchases of property and equipment	(13,102,841)	-
Proceeds from disposal of property and equipment	3,918	-
Net cash (used in)/provided by investing activities	(14,549,961)	829,765

Financing activities:
Proceeds from borrowings	4,353,113	-
Proceeds from issue of common stock	8,578,706	1,010
Costs related to issuance of common stock	(1,741,421)	-
Net cash (used in)/provided by financing activities	11,190,398	1,010

Increase in cash and cash equivalents	1,552,432	8,499,660

Effect of exchange rate on cash and cash equivalents	(260,356)	95,204

Cash and cash equivalents at beginning of the period	7,104,849	-

Cash and cash equivalents at end of the period	$8,396,925	$8,594,864

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$318,050	$114,103
Income tax	$2,818,381	$214,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Stated in US Dollars)

	Common stock Shares	Amount	Preferred stock Shares	Amount	Additional paid-in capital	Statutory reserves – restricted	Retained earnings	Accumulated other comprehensive income	Total

Balance at March 31, 2008	2,873,036	$2,873	-	$-	$(4,965)	$1,713,065	$2,502,756	$812,312	$5,026,041
Effect of reverse acquisition:
Recapitalization	30,166,878	30,167	-	-	(47,919)	-	-	-	(17,752)
Share issued in private placement at $2.78 per share	3,085,840	3,086	-	-	8,575,620	-	-	-	8,578,706
Cost of raising capital	-	-	-	-	(1,741,421)	-	-	-	(1,741,421)
Transfer to reserve	-	-	-	-	-	1,158,946	(1,158,946)	-	-
Comprehensive income
Net earnings	-	-	-	-	-	-	9,904,717	-	9,904,717
Translation adjustments	-	-	-	-	-	-	-	(402,187)	(402,187)
Balance at December 31,
2008	36,125,754	36,126	-	-	6,781,315	2,872,011	11,248,527	410,125	21,348,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Business

China Nutrifruit Group Limited, formerly known as Fashion Tech International, Inc., (the “Company”) was originally incorporated in the state of Utah on April 22, 1983 and changed its domicile from Utah to Nevada in April 1999. The Company was not engaged in any business activities and had no meaningful operations, income producing assets or significant operating capital since at least 1989 until it acquired Fezdale Investments Limited (“Fezdale”) on August 14, 2008.

On August 14, 2008, the Company acquired all of the equity interests of Fezdale, a British Virgin Islands corporation, through a share exchange transaction (the “Share Exchange Transaction”), with the result that the stockholders of Fezdale became the beneficial owners of approximately 86.59% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares have been restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

The share exchange resulted in Fezdale’s former shareholder obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America (“US GAAP”) require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, in the Share Exchange Transaction, Fezdale is treated as the accounting acquirer and China Nutrifruit Group Limited is treated as the acquired party for accounting purpose. Accordingly, the Share Exchange Transaction has been accounted for a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the Share Exchange Transaction as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Fezdale were not significant.

Also, on August 14, 2008, our majority shareholder, Yiu Fai Kung (“Mr. Kung”), entered into escrow agreements with the private placement investors and HFG International, Limited (“HFG”). Mr. Kung will deliver a certain number of shares of our common stock owned by him to the investors and HFG pro-rata in accordance with their respective investment amount for no additional consideration if:

(i)

Our after tax net income for our fiscal year ending on March 31, 2009 is less than $13,919,707 and fiscal year ending on March 31, 2010 is less than $18,495,315; and

After the Share Exchange Transaction and the Financing, the total common stock issued and outstanding of the Company is 36,125,754.

The Company amended its articles of incorporation on August 14, 2008 and changed its name into China Nutrifruit Group Limited.

On October 10, 2008, the Company completed a private placement financing with certain investors (the “Financing”). Pursuant to the terms of the securities purchase agreement, the Company sold 3,085,840 shares of the Company’s common stock at the price of $2.78 per share and received a gross proceed of $8,578,705.73.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Fezdale Investments Limited

Fezdale is a private limited liability company incorporated in British Virgin Island on August 22, 2007.

In November 2007, Solar Sun Holdings Limited (“Solar Sun”), a subsidiary of Fezdale, entered in a share purchase agreement with six owners of Daqing Longheda Food Company Limited (“Longheda”) under which the six owners of Longheda agreed to transfer an aggregate of 75% equity interests in Longheda to Solar Sun for a total consideration of RMB40,000,000. In May 2008, the six founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became the wholly owned subsidiary of Solar Sun (note 3).

Solar Sun Holdings Limited

Solar Sun is a private limited liability company incorporated in Hong Kong on September 12, 2007. Solar Sun is a holding company and has no assets or operations other than its ownership of Longheda.

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of Peoples’ Republic of China in June 2004. Longheda manufactures and sells a variety of food products processed from specialty premium fruits that grow in Northeast China. Currently, Longheda processes 4 types of premium specialty fruits, including golden berry, crab apple, blueberry and raspberry, and sells fresh fruits. Longheda currently has four types of fruit based products, including fruit concentrate, nectar, glazed fruits and fruit beverage. Longheda sells its products through an extensive sales and distribution network covering 19 provinces and 41 cities. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit related products.

Basis of presentation

The interim condensed consolidated financial statements include the accounts of China Nutrifruit Group Limited and its subsidiaries (the “Group”). The interim condensed consolidated financial statements have been prepared in accordance with the US GAAP. The interim condensed consolidated financial statements of the Group include the accounts of China Nutrifruit Group Limited, Fezdale Investments Limited, Solar Sun Holdings Limited and Daqing Longheda Food Company Limited after the date of acquisition. All significant intercompany transactions and balances have been eliminated.

The interim condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the annual results for the year ending March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the Company’s registration statement on Form S-1 filed on October 14, 2008. The Company follows the same accounting policies in the preparation of interim reports.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

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

Segment information

The Group identifies and classifies its operating segment based on the nature of the products with similar economic characteristics. No segment information is provided as the Group only has one business and geographical segment. The Group’s reportable segment is the manufacture and sell of food products, which the operations are located in PRC and sales were predominately made to customers located in the PRC.

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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at December 31, 2008 was recorded. Trade accounts receivable is charged off against the allowance after management determines the potential for recovery is remote.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Inventories

The cost of finished products inventories includes raw materials, direct labor and indirect production costs. Inventories are stated at the lower of cost or market. The Group uses first-in, first-out methods to value its inventories. During the idle production period, overhead costs include depreciation are treated as current-period charges, which charge directly to general and administrative expense instead of costs of inventories.

Fair value of financial instruments

The carrying amount of certain of the Group’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, other current assets, other payables and accrued expenses, approximates fair value due to the relatively short maturity.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings and leasehold improvements – 20 years; machinery and equipment - 10 years. Depreciation of property, plant and equipment was $660,769 for the nine months period ended December 31, 2008. During the idle period of the plant, depreciation is treated as current-period charges, which charge directly to general and administrative expense.

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

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income.

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the nine months ended December 31, 2008 was $1,464,741.

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

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $9,359 for the nine months ended December 31, 2008.

Other income recognition

Other income comprised of interest income and others.

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable, which is the rate that exactly discounts the estimated future cash receipts through the expected life of the loan to the loan’s net carrying amount.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Group is Renminbi, “RMB”. The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

Foreign currency translation (Continued)

December 31, 2008
Balance sheet	RMB6.8542 to US$1.00
Statement of income and comprehensive income	RMB6.8916 to US$1.00

March 31, 2008
Balance sheet	RMB7.0222 to US$1.00
Statement of income and comprehensive income	RMB7.4695 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

We have restricted cash, amounting to US$8,376,234 and US$7,103,562 as of December 31, 2008 and March 31, 2008 respectively.

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

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

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

Income taxes

The Group accounts for income taxes under the provision of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”) and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“Fin 48”), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Group’s operations are primarily located in PRC and subject to PRC profits tax.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company has elected not to adopt the fair value provisions of SFAS 159 and the adoption of SFAS 159 did not have a significant impact of its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

In May 2008, FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, FASB issued Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect there to be any significant impact of adopting SFAS 163 on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 3 – ACQUISITION OF A SUBSIDIARY

In November 2007, Solar Sun entered into a share purchase agreement with six owners of Longheda to acquire the 75% interest in Longheda with a total consideration of RMB40,000,000.

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

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

The following table represents the unaudited results of operations of the Company as if the acquisition of Longheda had been consummated as of April 1, 2008 and 2007 and the results are shown for the nine months ended December 31, 2008 and 2007 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	For the nine months ended
	December 31,
	2008	2007
Pro forma Information:
Revenues	$36,212,228	$27,155,984
Net profit	10,114,025	8,156,440
Net profit per share – basic	$0.5197	$0.8810
Net profit per share – diluted	$0.5196	$0.8810
Shares used for computing basic earnings per share	19,463,339	9,258,462
Shares used for computing diluted earnings per share	19,465,603	9,258,462

NOTE 4. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three months and nine months ended December 31 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net earnings available to common shareholders	$3,254,608	$1,299,481	$9,904,717	$1,299,481
Denominator:
Weighted average common stock	36,061,476	20,531,621	19,463,339	9,258,462
Dilutive potential common stock	36,091,262	20,531,621	19,465,518	9,258,462

Basic net earnings per share	$0.0903	$0.0633	$0.5089	$0.1404

Diluted net earnings per share	$0.0902	$0.0633	$0.5088	$0.1404

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

On June 19, 2008, the Company effected a reverse stock split pursuant to which each ten outstanding shares of common stock, par value $0.001, were automatically converted into one share of common stock, par value $0.001 (the “Reverse Stock Split”). All of the share number, share prices and per-share amounts have been adjusted, on a retroactive basis, to reflect the effect of the Reverse Stock Split.

NOTE 5. INVENTORY, NET

At December 31, 2008 and March 31, 2008 inventory is comprised of the following:

	December 31,	March 31,
	2008	2008

Finished goods	$12,392,223	$1,888,650
Raw material	170,198	67,075
	$12,562,421	$1,955,725

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, at December 31, 2008 and March 31, 2008 are summarized as follows:

	December 31,	March 31,
	2008	2008

Buildings	$3,486,972	$1,846,936
Machinery	15,216,545	7,254,044
Furniture, fixtures and office equipment	13,643	28,016
Motor vehicles	6,099	22,304

Total	$18,723,259	$9,151,300
Less: accumulated depreciation	(1,756,562)	(1,977,777)
	$16,966,697	$7,173,523

At December 31, 2008 and March 31, 2008, certain of the Group’s plant and machinery with an aggregate net book value of approximately $5,817,601 and $2,559,000, respectively, were pledged to secure the bank borrowings.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7. BORROWINGS

The Group's borrowings are summarized as follows:

	December 31,	March 31,
	2008	2008

Bank borrowings	$7,294,797	$2,848,110

The interest rates are based on the bank’s best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Group’s borrowings for the nine months ended December 31, 2008 was 8.53% per annum. Plant and machinery with an aggregate net book value of approximately $5,817,601 as of December 31, 2008 were pledged to secure such bank borrowings. The maturity dates of the outstanding bank borrowings as of December 31, 2008 are February 10, 2009 and August 14, 2009.

NOTE 8. AMOUNT DUE TO AN AFFILIATE/ A DIRECTOR/ A SHAREHOLDER

The amount due to an affiliate/a director/ a shareholder is unsecured, interest free and has no fixed terms of repayment.

NOTE 9. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows:

	December 31,	March 31,
	2008	2008

Accruals	$246,374	$206,910
VAT payables	104,765	229,838
Other payables	38,039	57,530
	$389,178	$494,278

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10, PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the nine months period ended December 31,
	2008	2007

Current:
PRC	$3,248,958	$293,824
Other jurisdictions	-	-
Deferred:
PRC	-	-
Other jurisdictions	-	-
	3,248,958	293,824

At December 31, 2008, the Group did not have material valuation allowance that would result into any deferred tax assets.

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

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

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

The Group adopted the provisions of FIN 48 effective August 22, 2007. Based on its FIN 48 analysis, the Group concluded that the adoption of FIN 48 did not have any impact on the Group’s total liabilities or owners’ equity. The Group’s classifies interests and/or penalties related to income tax matters in income tax expenses. As of March 31, 2008, the Group did not have interests and penalties related to uncertain tax positions. The Group does not anticipate any significant increases or decrease to its liabilities for unrecognized tax benefits within the next twelve months.

The provision for income taxes appearing in the consolidated statement of income represents the current tax expenses. A reconciliation between the provision for income taxes computed by PRC enterprise income tax rate to income before income taxes is as follows:

	For the nine months period ended December 31,
	2008	2007
	%	%
Statutory rate	25	33
Tax effect of preferential tax treatment granted by the State Tax Bureau of the PRC	-	(18)
	25	15

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

NOTE 12. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2008, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001. At December 31, 2008, 36,125,754 shares of common stock and none of the shares of preferred stock, respectively, were issued and outstanding.

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 12. STOCKHOLDERS’ EQUITY

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

Warrants

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

NOTE 13. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were approximately $209,591 for the nine months period ended December 31, 2008.

NOTE 14. SIGNIFICANT CONCENTRATIONS AND RISK

(a) Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2008, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases certain office premises and buildings under non-cancelable leases. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2008 are as follows:

Not later than 1 year	$8,889
Later than 1 year and not later than 5 years	-
$8,889

Rent expenses for the three months and nine months ended December 31, 2008 were $8,890 and $25,877, respectively.

NOTE 16. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months and nine months ended December 31 are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Comprehensive income :
Net earnings	$3,254,608	$1,299,481	$9,904,717	$1,299,481
Translation adjustments	(34,698)	234,471	(402,187)	234,471
Total comprehensive loss, net of taxes	$3,219,910	$1,533,952	$9,502,530	$1,533,952

China Nutrifruit Group Limited and Subsidiaries (Formerly Known as Fashion Tech International, Inc.)
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

NOTE 17. RELATED PARTY TRANSACTION

On May 16, 2008, our Chairman Changjun Yu (“Mr. Yu”) entered into a Trademark Transfer Agreement with the Company pursuant to which Mr. Yu transferred his rights to the trademark “农珍之冠” to the Company for a nominal consideration of RMB 1. In connection with the trademark transfer, Mr. Yu also entered into a Trademark License Agreement with the Company pursuant to which Mr. Yu granted the Company the exclusive rights to use such trademark before the Trademark Office approves the transfer of such trademark.

On April 28, 2008, Longheda entered into a financial advisory agreement (the “Financial Advisory Agreement”) with HFG International, Limited. The Financial Advisory Agreement was amended on August 12, 2008. Under the Financial Advisory Agreement, as amended, HFG International, Limited agreed to provide Longheda with financial advisory and consulting services in facilitating Longheda’s going public transaction. In consideration for these services, HFG International, Limited is entitled to $450,000 which will be paid within 45 days after the closing of the going public transaction. HFG International, Limited is an affiliate of Halter Financial Investments, L.P., which was an 87.5% shareholder of the Company before the closing of the reverse acquisition of Fezdale.

[End of condensed consolidated financial statements.]

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma condensed consolidated statements of operations for the three months and nine months ended December 31, 2007 reflects the results of operations of the Company as if had the merger and the acquisition of 100% equity interest of Longheda had occurred on April 1, 2007. The pro forma condensed consolidated statements of operations were prepared as if the transactions were consummated on April 1, 2007. These pro forma condensed consolidated statements of operations should be read in conjunction with the separate financial statements and related notes thereto of China Nutrifruit Group Limited and have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated and are not necessarily indicative of the results that may be expected in the future.

A pro forma balance sheet has not been provided since the historical unaudited condensed consolidated balance sheet of China Nutrifruit Group Limited and its subsidiaries as of December 31, 2008 provided in this financial statement includes the effects of the recapitalization.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Stated in US Dollars)

FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2007

	China Nutrifruit Three- month ended	Fezdale Three- month ended	Solar Sun	Longheda	Pro Forma Adjustments	Pro Forma Combined
			Three- month ended	Three- month ended
	December	December	December	December
	31, 2007	31, 2007	31, 2007	31, 2007

Net sales	$-	$-	$-	$13,384,677		$13,384,677
Cost of sales	-	-	-	(7,473,282)	(C) 174,238	(7,299,044)

Gross profit	-	-	-	5,911,395		6,085,633

Selling, general and administrative expenses	(8,035)	(36,479)	(74)	(1,110,312)		(1,154,900)

Operating earnings	(8,035)	(36,479)	(74)	4,801,083		4,930,733

Other income (expenses)
Interest expenses	(23)	-	-	(107,143)		(107,166)
Other income	-	-	60	5,454		5,514
Total other income (expenses)	(23)	-	60	(101,689)		(101,652)

Earnings before income taxes	(8,058)	(36,479)	(14)	4,699,394		4,829,081

Provision for income taxes	-	-	-	(691,052)		(691,052)

Net earnings	$(8,058)	$(36,479)	$(14)	$4,008,342		$4,138,029

Earnings per share
Basic and diluted	$(0.0004)					$0.1284

Weighted average number of common stock
outstanding
Basic and diluted	20,531,621				(A)(18,478,458)	32,220,041
					(B) 30,166,878

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Stated in US Dollars)

FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2007

	China Nutrifruit	Fezdale	Solar Sun	Longheda	Pro Forma Adjustments	Pro Forma Combined
			Nine- month ended	Nine-month ended
	Nine-month	Nine-month
	ended	ended
	December	December	December	December
	31, 2007	31, 2007	31, 2007	31, 2007

Net sales	$-	$-	$-	$27,155,984		$27,155,984
Cost of sales	-	-	-	(14,929,237)	(C) 514,198	(14,415,039)

Gross profit	-	-	-	12,226,747		12,740,945

Selling, general and administrative expenses	(14,580)	(33,039)	(74)	(2,328,032)		(2,375,725)

Operating earnings	(14,580)	(33,039)	(74)	9,898,715		10,365,220

Other income (expenses)
Interest expenses	(132)	-	-	(280,965)		(281,097)
Other income	-	-	60	16,947		17,007
Total other income (expenses)	(132)	-	60	(264,018)		(264,090)

Earnings before income taxes	(14,712)	(33,039)	(14)	9,634,697		10,101,130

Provision for income taxes	-	-	-	(1,445,204)		(1,445,204)

Net earnings	$(14,712)	$(33,039)	$(14)	8,189,493		$8,655,926

Earnings per share
Basic and diluted	$(0.0016)					$0.2784

Weighted average number of common stock
outstanding
Basic and diluted	9,258,462				(A) (8,332,615)	31,092,725
					(B) 30,166,878

NOTES TO UNAUDITED PROFORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – PRO FORMA ADJUSTMENTS

On August 14, 2008, China Nutrifruit Group Limited acquired all of the equity interests of Fezdale Investments Limited ("Fezdale"), a British Virgin Islands corporation, through a share exchange transaction (the "Share Exchange Transaction"), with the result that the stockholders of Fezdale became the beneficial owners of approximately 83.5% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares have been restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

China Nutrifruit Group Limited completed the acquisition of Fezdale, pursuant to the share exchange agreement, in August 2008. The acquisition would be accounted for as a recapitalization effected by a share exchange, wherein Fedzale is considered as the acquirer for accounting and financial reporting purposes.

Pro forma adjustments on the attached financial statements include the following:

(A) To record the 1 for 10 reverse stock split of China Nutrifruit Group Limited’s common stock.

(B) To record the issuance of 30,166,878 shares of China Nutrifruit Group Limited’s common stock in connection with the recapitalization.

(C) To record the adjustment of depreciation of property, plant and equipment and amortization of land use rights due to the effect of negative goodwill arising from the acquisition of Longheda.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act"”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Current Report on Form 8-K filed on August 14, 2008, and other risks and uncertainties mentioned in this Form 10-Q or our other reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to:

  “We,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” refer to the combined business of China Nutrifruit Group Limited and its consolidated subsidiaries;

  “Fezdale” refers to Fezdale Investments Limited, a British Virgin Islands corporation which is our direct, wholly-owned subsidiary;

  “Solar Sun” refers to Solar Sun Holdings Limited, a Hong Kong corporation which is our indirect, wholly-owned subsidiary;

  “Longheda” refers to Daqing Longheda Food Company Limited, a Chinese corporation, our indirect, wholly-owned subsidiary;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

  “Renminbi” and “RMB” refer to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Overview

We are a holding company and conduct virtually all our operations through our indirect, wholly owned subsidiary Longheda, which is a leading producer of premium specialty fruit based products in China. Until our acquisition of Fezdale on August 14, 2008, our operations were very limited and our business strategy and ownership changed several times over the previous years.

On August 14, 2008, we completed a reverse acquisition of Fezdale through a share exchange transaction whereby we issued 30,166,878 shares of our common stock to the stockholders of Fezdale, in exchange for all of the issued and outstanding capital stock of Fezdale. Fezdale thereby became our wholly owned subsidiary and the former stockholders of Fezdale became our controlling stockholders.

In connection with the reverse acquisition of Fezdale, on October 10, 2008, we completed a private placement of our common shares to certain investors for approximately $8.58 million in gross proceeds, resulting in approximately $6.84 million in net proceeds after payment of approximately $1.74 million in offering expenses.

As a result of our reverse acquisition of Fezdale, we now engage in developing, processing, marketing and distributing a variety of food products processed primarily from premium specialty fruits grown in Northeast China, including golden berries, crab apples, blueberries and raspberries. Our primary product offerings include fruit concentrate, nectar, glazed fruits, and beverage as well as fresh fruits. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit based foods, and our fresh fruits are mainly sold to supermarkets and stores. We currently operate manufacturing facilities located in Daqing and Mu Dan Jiang, Heilongjiang Province, China where an abundant supply of a variety of premium specialty fruits is available. Our four fruit processing lines have an aggregate production capacity of 15,960 tons and our beverage production line has production capacity of 10,800 tons. We sell our products through an extensive nationwide sales and distribution network, which included 68 distributors as of December 31, 2008, covering 19 provinces and 41 cities in China.

Generally Accepted Accounting Principles in the United States (“US GAAP”) require that a company whose stockholders retain a majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, in the share exchange transaction, Fezdale was treated as the accounting acquirer and China Nutrifruit Group Limited was treated as the acquired party for accounting purpose. Accordingly, the share exchange transaction has been accounted for a recapitalization of the Company and our financial statements in this Quarterly Report on Form 10-Q, particularly the equity section of our financial statements, are presented to reflect the recapitalization resulting from the share exchange transaction.

Third Fiscal Quarter Financial Highlights

Like many other sectors of the economy and most of our competitors, our financial performance in the third quarter of fiscal 2009 was negatively affected by the current global economic contraction. Because our revenue is generated in RMB and our financial results are reported in U.S. dollar, we reported an increase in our revenue in this fiscal quarter, but the increase only resulted from the increased value in RMB against U.S. dollar. However, if our financial performance and operating results do not include the favorable exchange rate adjustment, our net sales revenue decreased slightly as compared to the same period last year. While we managed to sell slightly more products in this fiscal quarter as compared to the same period last year, we experienced a softening demand for our higher margin nectar and glazed fruit products and a decline in per unit sales price of our apple and crab apple fruit concentrate products in this quarter. We expect the demand for nectar and glazed fruit products to recover in the next a few quarters. In the meantime, we will continue to focus on reducing costs, increasing sales and improving our operational efficiency.

The following are some of our financial results for the third fiscal quarter of 2009 in comparison to our pro forma financial results for the third fiscal quarter of 2008:

  Net Sales: Net sales increased $0.5 million, or 3.7%, to $13.9 million for the third fiscal quarter of 2009 from $13.4 million for the same period last year, primarily as a result of exchange rate fluctuations.

  Gross Margin: Gross margin was 43.5% for the third fiscal quarter of 2009, as compared to 45.5% for the same period last year.

  Net Income: Net income decreased $0.8 million, or 21.4%, to $3.3 million for the third fiscal quarter of 2009, from $4.1 million for the same period last year.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.09 for the third fiscal quarter of 2009, as compared to $0.13 for the same period last year. The decrease in fully diluted net income per share was mainly due to the fact that more shares of our common stock were outstanding in this quarter as a result of the shares issued in connection with the private placement transaction and share exchange transaction discussed above.

Taxation

United States

China Nutrifruit Group Limited is subject to United States income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Nutrifruit had no income taxable in the United States during the three months ended December 31, 2008.

PRC

A company registered in China used to be subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Regulation of the People’s Republic of China on Enterprise Income Tax effective as from January 1, 1994, income tax was generally payable by enterprises at a rate of 33% of their taxable income.

In 2007, China passed the new Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria. Longheda was subject to a tax rate of 15% in 2007 and is subject to a tax rate of 25% since 2008. We expect that the tax rate of 25% currently applicable to Longheda will remain unchange in 2009.

Substantially all of our income may be derived from dividends received from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally, for PRC enterprise income tax purposes, provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises whose jurisdiction of incorporation has signed a tax treaty with China. Since China and US have signed a tax treaty to avoid double taxation, we expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise.

Results of Operations

We discuss below our results of operations based on the unaudited consolidated financial statements of the Company for the three-month and nine-month periods ended December 31, 2008 and 2007. Solar Sun acquired 75% of the ownership of Longheda on November 12, 2007 and the remaining 25% on May 21, 2008. For the period from April 1, 2008 to May 21, 2008, we reflect 75% of the results of Longheda in our condensed consolidated financial statements. For the period from May 21, 2008 to December 31, 2008, we reflect 100% of the results of Longheda in our condensed consolidated financial statements. We believe a presentation of the Company’s results of operations for the three and nine months ended December 31, 2007 on a pro forma basis provide the most meaningful guidance to investors in assessing performance between periods.

Comparison of Three Months Ended December 31, 2008 and December 31, 2007

The results of operations below consolidated the financial results of our primary operating subsidiary, Longheda, into our condensed consolidated financial statements from October 1, 2008 to December 31, 2008. For comparison purposes, we have provided our results of operations in actual reported amounts for the three months ended December 31, 2008 and our results of operations on a pro forma basis for the three month ended December 31, 2007 to provide comparable presentation during such periods. We believe that presenting our financial statements and operating results as if we had consolidated Longheda provides investors with a consistent and meaningful measurement of operating results which are comparable with subsequent periods. We employ this financial reporting methodology internally when analyzing performance between periods, developing internal projections and measuring management performance.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	For the three months ended		For the three months ended
(Unaudited)	December 31, 2008		December 31, 2007
	(As reported)		(Pro forma)
	In Thousands	As a Percentage of Net Sales	In Thousands	As a Percentage of Net Sales
Net Sales	$13,874	100.0%	$13,385	100.0%
Costs of Sales	7,837	56.5%	7,299	54.5%
Gross profit	6,037	43.5%	6,086	45.5%
Selling, general and
administrative expenses	1,610	11.6%	1,155	8.6%
Operating income	4,427	31.9%	4,931	36.8%
Other income	7	0.0%	6	0.0%
Interest expenses	128	0.9%	107	0.8%
Income before minority
interests and income taxes	4,305	31.0%	4,829	36.1%
Income taxes	1,051	7.6%	691	5.2%
Net income	3,255	23.5%	4,138	30.9%
Earnings per share (basic
and diluted)	0.09		0.13

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB7.44 to $1 for the three months ended December 31, 2007 and the rate of RMB6.85 to $1 for the three months ended December 31, 2008.

Net Sales. Our net sales consist of revenue derived from the sale of our fruit and fruit based products. Net sales modestly increased $0.5 million, or 3.7% to $13.9 million for the three months ended December 31, 2008 from $13.4 million for the three months ended December 31, 2007. The increase resulted solely from the increased value of RMB, the currency in which we generate revenue, as compare to the U.S. dollar, which is the currency in which we report our financial results. In this quarter, our total sales volume increased slightly. However, as a result of the general economic slow-down and uncertainty, some of our customers reduced their purchase order for our nectar products and glazed fruit products which caused revenue from our higher margin nectar products and glazed fruit products to decrease approximately 32.5% and 18.9% in this quarter, respectively. In addition, the per unit sale price of our apple and crab apple fruit concentrate fell significantly as compared to the same period last year as a result of the significant price decline of apple in the third fiscal quarter. The per unit sale prices of our other products remain stable in this quarter.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Our cost of sales increased $0.5 million, or 7.4%, to $7.8 million for the three months ended December 31, 2008 from $7.3 million for the three months ended December 31, 2007. This increase was primarily due to the increased value of RMB. As a percentage of net sales, the cost of sales was 56.5% for the three months ended December 31, 2008 as compared to 54.5% for the three months ended December 31, 2007.

Gross Profit. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit decreased by $48,495 to $6.0 million for the three months ended December 31, 2008 from $6.1 million for the three months ended December 31, 2007. Gross profit as a percentage of net sales was 43.5% for the three months ended December 31, 2008 as compared to 45.5% for the same period last year. The decrease of gross margin was mainly due to the decreased sales of our higher margin nectar and glazed fruit products.

Selling and General and Administrative Expenses. Our selling and general and administrative expenses increased $0.4 million, or 39.3%, to $1.6 million for the three months ended December 31, 2008 from $1.2 million for the three months ended December 31, 2007.

Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. The selling expenses increased $220,382 or 30.4%, to $945,802 for the three months ended December 31, 2008 from $725,420 for the three months ended December 31, 2007. The increase was primarily attributed to the increase in transportation costs resulting primary from higher charge by transportation companies in this quarter. In addition, due to our expanded sales efforts, we were able to penetrate into some new market located at further distance from our facilities which also increased our transportation cost in this quarter.

Our general and administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased $234,722 or 54.7%, to $664,202 for the three months ended December 31, 2008 from $429,480 for the three months ended December 31, 2007. As a percentage of net sales, general and administrative expenses for the three months ended December 31, 2008 increased by 1.6% to 4.8%, as compared to 3.2% for the three months ended December 31, 2007. This percentage increase was primarily attributable to the increased cost of insurance benefits for certain of our employees as mandated by the PRC government in 2008 and the additional professional and staff costs incurred after the reverse acquisition transaction on August 14, 2008.

Interest Expenses. Our interest expenses increased $21,289 to $128,455 for the three months ended December 31, 2008 from $107,166 for the three months ended December 31, 2007. The increase in interest expenses was primarily attributable to a $0.8 million increase in the outstanding balances of our bank loans.

Income before Minority Interests and Income Taxes. Income before minority interests and income taxes decreased $0.5 million, or 10.9%, to $4.3 million for the three months ended December 31, 2008 from $4.8 million for the three months ended December 31, 2007. Income before minority interests and income taxes as a percentage of net sales decreased from 36.1% for the three months ended December 31, 2007 to 31.0% for the three months ended December 31, 2008. The percentage decrease was primarily attributed to the decreased sales of our nectar and glazed fruit products and the additional professional and staff costs incurred after the reverse acquisition transaction on August 14, 2008.

Net Income. Our net income decreased $0.8 million or 21.4%, to $3.3 million for the three months ended December 31, 2008 from $4.1 million for the three months ended December 31, 2007, mainly as a result of general economic crisis which led to decreased sales of our nectar and glazed fruit products and a reduction in the per unit sales price of our apple and crab apple fruit concentrate products. In additional, we have incurred additional administrative expenses after the reverse acquisition transaction on August 14, 2008.

Comparison of Nine months Ended December 31, 2008 and December 31, 2007

We have consolidated 75% of the results of Longheda into our condensed consolidated financial statements from April 1, 2008 to May 21, 2008 and 100% of the results Longheda into our condensed consolidated financial statements from May 21, 2008 to December 31, 2008. For comparison purposes, we have provided our results of operations in actual reported amounts for the nine months ended December 31, 2008 and on a pro forma basis for the nine months ended December 31, 2007 to provide comparable presentation to our reported results during such periods. We believe that providing this financial information as if we had consolidated Longheda may assist investors in assessing historical performance between periods.

(All amounts, other than percentages and earnings per share, in thousands of U.S. dollars)

	For the nine months ended		For the nine months ended
(Unaudited)	December 31, 2008		December 31, 2007
	(As reported)		(Pro forma)
	In Thousands	As a Percentage of	In Thousands	As a Percentage of
		Net Sales		Net Sales
Net Sales	$36,212	100.0%	$27,156	100.0%
Costs of Sales	19,021	52.5%	14,415	53.1%
Gross profit	17,191	47.5%	12,741	46.9%
Selling, general and administrative expenses	3,541	9.8%	2,376	8.7%
Operating income	13,650	37.7%	10,365	38.2%
Other income	26	0.1%	17	0.1%
Interest expenses	318	0.9%	281	1.0%
Income before minority interests and income taxes	13,358	36.9%	10,101	37.2%
Income taxes	3,244	9.0%	1,445	5.3%
Minority interest	209	0.6%	-	-
Net income	9,905	27.3%	8,656	31.9%
Earnings per share (basic	0.51		0.28
and diluted)

The results of operations reported in the table above is based on the exchange rate of RMB7.57 to $1 for the nine months ended December 31, 2007 and the rate of RMB6.89 to $1 for the three months ended December 31, 2008.

Net Sales. Our net sales increased $9.0 million, or 33.3% to $36.2 million for the nine months ended December 31, 2008 from $27.2 million for the nine months ended December 31, 2007. The increase was primarily due to the increase of sales of our fruit processed products and expansion of our customer base in the first six months of fiscal 2009 and our increased brand recognition. We were able to satisfy the growth in demand by commencing operation of our Mu Dan Jiang factory production line and realized an increase in revenue from net sales due partly to that expansion of production capacity.

Cost of Sales. Our cost of sales increased $4.6 million, or 32.0%, to $19.0 million for the nine months ended December 31, 2008 from $14.4 million for the nine months ended December 31, 2007. This increase was primarily due to the increase of sales volume. As a percentage of net sales, the cost of sales decreased to 52.5% for the nine months ended December 31, 2008 from 53.1% for the nine months ended December 31, 2007.

Gross Profit and Gross Margin. Our gross profit increased $4.5 million to $17.2 million for the nine months ended December 31, 2008 from $12.7 million for the nine months ended December 31, 2007. Gross profit as a percentage of net sales was 47.5% and 46.9% for the nine months ended December 31, 2008 and 2007, respectively. The increase in the gross margin was primarily driven by the increased sales of higher margin nectar, glazed fruits and fruit concentrate products for the nine months ended December 31, 2008 as compare to the sales for the nine months ended December 31, 2007.

Selling and General and Administrative Expenses. Our selling and general and administrative expenses increased $1.2 million, or 49.0%, to $3.5 million for the nine months ended December 31, 2008 from $2.4 million for the nine months ended December 31, 2007.

Our selling expenses increased $0.5 million or 33.7%, to $2.0 million for the nine months ended December 31, 2008 from $1.5 million for the nine months ended December 31, 2007. We believe the increase of our selling expenses is generally in line with the increase of our net sales.

Our general and administrative expenses increased $652,363, or 76.4%, to $1.5 million for the nine months ended December 31, 2008 from $853,440 for the nine months ended December 31, 2007. As a percentage of net sales, general and administrative expenses for the nine months ended December 31, 2008 increased by 1.1% to 4.2%, as compared to 3.1% for the nine months ended December 31, 2007. This percentage increase was primarily attributable to the increased cost of insurance benefits for certain of our employees as mandated by the PRC government in 2008 and the additional professional and staff costs incurred after the reverse acquisition transaction on August 14, 2008.

Interest Expenses. Our interest expenses increased $36,953 to $318,050 for the nine months ended December 31, 2008 from $281,097 for the nine months ended December 31, 2007. The increase in interest expenses was primarily attributable to the increase in the outstanding balances of our bank loans.

Income before Minority Interest and Income Taxes. Income before minority interests and income taxes increased $3.3 million, or 32.2%, to $13.4 million for the nine months ended December 31, 2008 from $10.1 million for the nine months ended December 31, 2007. Income before minority interests and income taxes as a percentage of net sales decreased slightly from 37.2% for the nine months ended December 31, 2007 to 36.9% for the nine months ended December 31, 2008. Such percentage decrease was primarily due to the increase in additional professional and staff costs incurred after the reverse acquisition transaction on August 14, 2008.

Minority Interests. Our financial statements reflect an adjustment to our consolidated group net income equal to $209,308 for the nine months ended December 31, 2008, reflecting the fact that we had only 75% ownership in Longheda from April 1, 2008 to May 20, 2008.

Net Income. Although we incurred a minority interest of $209,308 before the acquisition of the remain 25% ownership in Longheda on May 21, 2008, our net income increased $1.2 million or 14.4%, to $9.9 million for the nine months ended December 31, 2008 from $8.7 million for the nine months ended December 31, 2007. The main reasons for the growth of our net income were due to increased market demand for our products and expansion of our customer base in the first six months of fiscal year 2009, and increased brand recognition.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $8.4 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow (All amounts in thousands of U.S. dollars)
(Unaudited)	Nine Months Ended December 31, (in thousands)
	2008	2007
	(As reported)	(Pro forma)
Net cash provided by operating activities	$4,912	$1,552
Net cash (used in)/provided by investing activities	(14,550)	1
Net cash provided by financing activities	11,190	2,659
Effect of exchange rate on cash and cash equivalents	(260)	379
Cash and cash equivalents at beginning of the period	7,105	4,004
Cash and cash equivalents at end of period	8,397	8,595

Cash Flows from Operating Activities.

Net cash provided by operating activities was $4.9 million for nine months ended December 31, 2008, an increase of $3.3 million from $1.6 million provided by operating activities for nine months ended December 31, 2007. The increase in net cash provided by operating activities was primarily attributable to a $9.9 million increase in net income and a $7.4 million advance from our major shareholder Yiu Fai Kung made for the purpose of acquiring Longheda. Our inventory for finished products increased $10.5 million in the first nine months of fiscal year 2009 because our new fruit concentrate production line with a processing capacity of 6,000 tons became operational in August 2008 and we stocked up more finished products for sale for the coming months until the next harvest season.

Cash Flows from Investing Activities.

Our cash used in investing activities for nine months ended December 31, 2008 primarily related to our acquisition of the 25% of minority interest in Longheda for $1.5 million and the purchase of property, plant and equipment for the new concentrated fruit juice production line in Mu Dan Jiang for $13 million. We had no investing activities for the nine months ended December 31, 2007.

Cash Flows from Financing Activities.

Net cash provided by financing activities was $11.2 million in the nine months ended December 31, 2008. The net cash provided by financing activities for the nine months ended December 31, 2008 was mainly attributable to proceeds from bank loans of $4.4 million and $6.8 million from the private placement of our common stock completed on October 10, 2008.

As of December 31, 2008, the amount, maturity date and term of each of our bank loans are as follows:

(All amounts in millions of U.S. dollars)
Banks	Amounts	Maturity Date	Duration

Daqing City Commercial Bank	$2.9	February 10, 2009	6 months
Daqing City Commercial Bank	4.4	August 14, 2009	1 year
Total	$7.3

As of December 31, 2008, certain of our plant and machinery with an aggregate net book value of approximately $5,817,601 were pledged to secure the bank loans.

On October 10, 2008, we completed a private placement of our common shares to certain investors for approximately $8.58 million in gross proceeds, resulting in approximately $6.84 million in net proceeds after payment of approximately $1.74 million in offering expenses.

We did not repay any bank loan in the three months ended December 31, 2008. Subsequently, we repaid the $2.9 million loan due on February 10, 2009 and have approximately $4.4 million in outstanding bank loans that will mature in the next 12 months. We believe that we maintain good relationships with the banks we deal with. We believe that our cash on hand, cash flow from operations, together with the net proceeds from the private offering referenced above and anticipated additional cash resources will meet our expected capital expenditure and working capital for the next 12 months. In addition, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.

Recently issued accounting pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company has elected not to adopt the fair value provisions of SFAS 159 and the adoption of SFAS 159 did not have a significant impact of its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, FASB issued Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

As is typical in the fruit processing industry, we experience seasonality in our business. Except for the beverage production line which operates on a year round basis, our fruit processing lines mainly operate from mid-July to mid-November of each year because our the source fruits used in our operations are typically harvested during that period and must be immediately processed. In fiscal year ended March 31, 2008, net sales during the second and third fiscal quarters accounted for approximately 69.3% of our total sales revenue. As a result of seasonality, our personnel, working capital requirements, cash flow and inventories vary substantially throughout the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEMS 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Jinglin Shi, Chief Executive Officer, and Colman Cheng, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management decided to exclude recently acquired Fezdale and its subsidiaries from its evaluation of controls and procedures above because it was not possible to conduct an assessment of the acquired companies’ controls and procedures in the period between the consummation date and the date of management’s assessment.

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

Not Applicable

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

DATED: February 17, 2009

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