Form 10-K
period 2009-03-31
China Nutrifruit Group LTD
filed 2009-06-30
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 2-93231-NY

CHINA NUTRIFRUIT GROUP LIMITED
(Name of registrant as specified in its charter)

Nevada	87-0395695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5th Floor, Chuangye Building, Chuangye Plaza
Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone
Daqing, Heilongjiang China 163316
(Address of principal executive offices)

(86) 459-8972870
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐            No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐            No ☒

As of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $11.7 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 36,125,754 shares of the registrant’s common stock outstanding as of June 25, 2009.

Documents Incorporated by Reference:

None.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including the following “Item 1- Business,” “Item 1A – Risk Factors,” “Item 3 –Legal Proceedings,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 10- Director, Executive Officer and Corporate Governance” and “Item 11 – Executive Compensation”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance; strategic and operational plans; management forecast; economies of scales; litigation; potential and contingent liabilities; management’s plans; taxes; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our views on the growth of the fruit industry, particularly the specialty fruit industry; general economic crisis, our ability to overcome competition in the Chinese fruit processing market; the impact that a downturn or negative changes in the industries in which our products are sold could have on our business and profitability; any decrease in the availability, or increase in the cost, of raw materials and energy; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; loss of key members of our senior management; and unexpected changes to China’s political or economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only: “We,” “us,” “our company,” “our,” and “China Nutrifruit” refer to the combined business of China Nutrifruit Group Limited and its consolidated subsidiaries, but do not include the stockholders of China Nutrifruit Group Limited; “Fezdale” refers to Fezdale Investments Limited, our direct, wholly-owned subsidiary, a BVI corporation; “Solar Sun” refers to Solar Sun Holding Limited, our indirect, wholly-owned subsidiary, a Hong Kong corporation; “Longheda” refers to Daqing Longheda Food Company Limited, our indirect, wholly-owned subsidiary, a Chinese corporation; “China,” “Chinese” and “PRC,” refer to the People’s Republic of China; “Renminbi” and “RMB” refer to the legal currency of China; and “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I

ITEM 1.

BUSINESS.

Overview of Our Business

We are a holding company and conduct all our operations through our indirect, wholly owned subsidiary Longheda, which is a leading producer of premium specialty fruit based products in China. We develop, process, market and distribute a variety of food products processed primarily from premium specialty fruits grown in Northeast China, including golden berries, crab apple, blueberries and raspberries. Our primary product offering includes fruit concentrate, nectar, glazed fruits, beverage as well as fresh fruits. We sell our products through an extensive nationwide sales and distribution network covering 19 provinces and 43 cities in China. As of March 31, 2009, this network was comprised of 70 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit supermarkets. We currently operate from our manufacturing facility located in Daqing City and Mu Dan Jiang City, Heilongjiang province, China where abundant supply of a variety of premium specialty fruits is available. We have four fruit processing lines with an aggregate capacity of 15,960 tons and one beverage production lines with a capacity of 10,800 tons.

Our sales revenue grew by 63.5% in the fiscal year ended March 31, 2009 to $56.4 million, from $34.5 million in the fiscal year ended March 31, 2008. Net income decrease by 64.4% in the fiscal year ended March 31, 2009 to $4.1 million from $11.6 million in the fiscal year ended March 31, 2008. Our gross margin for the fiscal year ended March 31, 2009 was 43.7% .

For a better comparative of the result of our operations, we have prepared unaudited consolidated pro forma financial statements and cash flow for the fiscal year ended March 31, 2008. The unaudited pro forma consolidated financial statements give effect to the acquisition of 100% equity interest of Fezdale as a reverse acquisition in the form of a recapitalization and the acquisition of 100% equity interest of Longheda. The unaudited pro forma consolidated financial statements present the results of operations of China Nutrifruit Group Limited (“China Nutrifruit”) and Longheda as they would have appeared had the recapitalization and acquisition occurred consummated on April 1, 2007 for the purposes of the unaudited pro forma statements of income and cash flows.

Our Corporate Structure

We are a Nevada holding company and conduct substantially all of our business in China through our operating subsidiary Longheda. We indirectly own all of the equity in Longheda as a result of our 100% ownership of Fezdale and Fezdale’s intermediate ownership of Solar Sun. Both Fezdale and Solar Sun are intermediate holding companies and have no other significant assets and operations. Longheda was incorporated in China in 2004. Subsequently, in a series of transactions between 2007 and 2008, Solar Sun acquired 100% ownership of Longheda.

The following chart reflects our organizational structure as of the date of this report.

Our Corporate History

We were originally incorporated in the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. In January 1984, we changed our name to Fashion Tech International, Inc. In April 1999, our stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation to change the domicile of the Company from Utah to Nevada. We were a developmental-stage company from inception to January 1, 1984, when we became the holding company of certain operating or development-stage subsidiaries. From April 1, 1985 to August 14, 2008, we re-entered development-stage status.

On August 14, 2008, we acquired Fezdale in a reverse acquisition transaction, which involved a financing transaction and a related share exchange transaction whereby all of our current business operations were acquired by Fezdale. In the share exchange transaction, 100% of the issued and outstanding shares of Fezdale were exchanged for 30,166,878 shares of our common stock, thereby making the existing stockholders of Fezdale owners of 83.5% of our stock and also making Fezdale our wholly owned subsidiary. In a related financing transaction, we completed a private placement in which we sold 3,085,840 newly issued shares of our common stock for $8.58 million.

In connection with these transactions, Fezdale’s major stockholder Yiu Fai Kung entered into an escrow agreement in which he agreed to a “make good” obligation with the investors in the aforementioned private placement financing transaction. Under the “make good” obligation, Yiu Fai Kung agreed to place into escrow 3,085,840 shares of our common stock. The escrowed shares were beneficially owned by Yiu Fai Kung at the time they were placed in escrow. The escrowed shares will become subject to disbursement either to Yiu Fai Kung or the private placement investors based upon our financial performance in the fiscal years ended 2009 and 2010.

In addition, in connection with these transactions, Fezdale’s major stockholder Yiu Fai Kung entered into another escrow agreement in which he agreed to a “make good” obligation with HFG International, Limited or HFG. Under the “make good” obligation, Yiu Fai Kung agreed to place into escrow 2,513,758 shares of our common stock. The escrowed shares were beneficially owned by Yiu Fai Kung at the time they were placed in escrow. The escrowed shares will become subject to disbursement to Yiu Fai Kung or to HFG based upon our financial performance in the fiscal years ended 2009 and 2010.

Under the “make good” arrangement, minimum net income thresholds of $13,919,707 and $18,495,315 were established for the 2009 and 2010 fiscal years, respectively. If, in a given fiscal year, the applicable minimum net income threshold is exceeded, 50% of the escrow shares is required to be disbursed to Yiu Fai Kung. If, in a given fiscal year, the applicable minimum net income threshold is not met, 50% escrowed shares is required to be disbursed to HFG according to the “make good” arrangement.

Under the “make good” arrangement, minimum net income thresholds of $13,919,707 and $18,495,315 were established for the 2009 and 2010 fiscal years, respectively. If, in a given fiscal year, the applicable minimum net income threshold is exceeded, 50% of the escrow shares is required to be disbursed to Yiu Fai Kung. If, in a given fiscal year, the applicable minimum net income threshold is not met, 50% escrowed shares is required to be disbursed to the private placement investors according to the “make good” arrangement.

The return to Mr. Kung of any of the make good shares placed in escrow by him is considered to be a separate compensatory arrangement because Mr. Kung is a director of the Company’s subsidiary Fezdale. Accordingly, if any of the required earnings targets are met and shares are returned to Mr. Kung, the Company will recognize a non-cash compensation cost at that time equal to the then fair value of the shares returned (up to a total of 5,599,598 shares). For the year ended March 31, 2009, the earnings target for 2009 of net income of $13,919,707 (before any charges related to the release of any shares from escrow) was met. Accordingly, the Company has recorded a non-cash charge to compensation cost of $9,519,316.6 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares.

Our Industry

According to a report on China’s fruit processing industry issued by Beijing Business & Intelligence Consulting Co. Ltd. (“BBIC,” and such report is hereinafter referred to as the “BBIC Report”), an independent market research firm, China’s fruit processing industry has grown significantly in the past several years. The total output of fruit processed products in China grew from $16.8 billion in 2005 to $27.5 billion in 2007, representing a compound annual growth rate (“CAGR”) of 27.94% . The sales value of fruit processed products in China grew from $17.0 billion in 2005 to $26.1 billion in 2007, representing a CAGR of 27.72% . Among the fruit processed products, glazed fruits and fruit juice and beverage experienced the highest growth rate since 2005. The following table sets forth the output and CAGR of four categories of fruit processed products.

Output Value Breakdown of Fruit Processing Industry in China
(in Billions of U.S.$, except for CAGR data)

	2005	2006	2007	CAGR
Canned Fruit	3.0	3.7	4.3	19.72%
Deep Processed Fruit*	9.7	13.1	16.1	28.83%
Fruit Juice and Beverage	3.3	4.4	5.7	31.43%
Glazed Fruits	0.7	1.0	1.4	41.42%
* Deep processed fruits includes nectar, dried fruit and fruit wine, etc.

Source: 2006-2008 Fruit processing industry research report, Beijing Business & Intelligence Consulting Co. Ltd.

BBIC projected that the total sales value and net income of fruit processed products in China will reach $37.2 billion and $2.5 billion in 2010, or a growth of 42.52% and 66.67%, respectively, during the four-year period from 2007 to 2010. The table below sets forth the sales and net income of fruit processing industry in China from 2005 to 2010 and projected sales and net income of fruit processing industry in China from 2008 to 2010.

Sales and Projected Sales and Net Income of Fruit Processing Industry in China, 2005-2010

(in Billions of U.S. $)	2005	2006	2007	2008	2009	2010
Sales	16.0	21.0	26.1	28.5	32.9	37.2
Net Income	0.9	1.2	1.5	1.8	2.2	2.5

Source: 2006-2008 Fruit processing industry research report, Beijing Business & Intelligence Consulting Co. Ltd.

We anticipate that growth in China’s fruit processing industry, especially, the premium specialty fruit based products, will mainly be driven by the following factors:

The low per capita rate of fruit consumption in China. With approximately a quarter of the world’s population, China represents a key growth driver for the global fruit food market. According to Euromonitor, an independent research firm, although China is the largest producer of apples, third largest producer of oranges, and one of the top producers of pears and peaches in the world, per capita fruit juice consumption in China is currently well below that of major developed countries.

Growing affluence fosters increased consummation of fruit processed products. China’s economy has grown significantly in recent years. According to the National Bureau of Statistics of China (the “NBS”), China’s gross domestic product (“GDP”) has increased from RMB12.0 trillion ($1.6 trillion) in 2002 to RMB25.0 trillion ($3.4 trillion) in 2007. The International Monetary Fund also estimated that China’s real GDP should grow at an annual growth rate of 10.0% in 2008. China’s economic growth has resulted in a significant increase in household disposable income in China. According to the NBS, between 2002 and 2007, urban household disposable income per capita increased from RMB7,703 ($1,055) to RMB13,786 ($1,887), or a CAGR of 17.4%, and rural household disposable income per capita increased from RMB2,476 ($339) to RMB4,140 ($557), or a CAGR of 12.1% . We believe that as GDP and disposable income increase, fruit processed products will become more affordable and consumers will generally spend an increasing portion of their disposable income on healthy nutritional products, such as our premium specialty fruit based products.

Greater health awareness is expected to affect consumption of fruit and fruit processed products. We believe that improved living standards and growing household disposable income have led to greater health awareness among the population. As people become more affluent, we believe that their spending on quality healthy and nutritional products, like our products, will increase. For example, according to the BBIC Report, non-carbonated beverages are gradually taking more market shares from carbonated beverages. The market share of carbonated beverages has decreased from 34% of the total beverage market in 2003 to 26% in 2007, and fruit juice and purified water are the main contributors for the market share increase of non-carbonated beverages. The juice beverage market in China continued growing steadily in 2008 as the growth in urban population and disposable income continued to drive demand for natural and healthy beverage products.

Government aims to promote the growth of China’s fruit processing industry. According to the BBIC Report, approximately 20-30% of fruit grown in China is lost, less than 50% of the total harvested fruit can be commercialized, and less than 10% of the total commercialized fruit is processed. We believe that the Chinese government will promote the development of the fruit and fruit processing industry, as evidenced by the “Development Program of Food Processing Industry 2006-2010” report issued by the MOA. The MOA aims to increase the fruit processing ratio to 10%-15% and the fruit commercialization ratio to above 60%, and to reduce the lost fruit ratio to 10%-15% by 2010. We believe the government’s five year plan will further facilitate the growth of the fruit processing industry in China.

Our Competitive Strengths

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

  High-end niche products. We process premium specialty fruits that have high nutrient concentration, potential health benefits and high value. Our products are positioned in the high-end market as premium healthy food and are distinguished from the common fruit based products in the market.

  Leading market position and rapid growth. We believe we are the largest processor of golden berry in China and a leading producer of premium specialty fruit based products. In the past three fiscal years, our revenue has grown at a compound annual growth rate of approximately 51% from $11.0 million in fiscal year 2006 to $56.4 million in fiscal year 2009. Our net income has grown at a compound annual growth rate of approximately 38% from $3.9 million in fiscal year 2006 to $14.0 million in fiscal year 2009.

  Established raw material procurement network. Our facilities are strategically located in close proximity to major premium specialty fruit orchards in Northeastern China which allows us to have easy access to the supply of the source fruits, enjoy sourcing stability and maintain a competitive cost structure. We have employed different strategies to secure the supply of source fruits to support our rapid growth. For example, we have entered into cooperative agreements with local government where major premium specialty fruit orchards are based to coordinate with individual farmers to supply us with golden berries. We have also secured the supply of other source fruits by developing a group of effective and loyal agents who collect source fruits from individual farmers. We believe these supply arrangements provide us with an important competitive advantage in terms of quality, stability and reliability of supply.

  Emphasis on quality control and food safety. We emphasis quality and safety and have quality control and food safety management systems for all stages of our business, including raw materials sourcing, production, packaging, storage and transportation of our products. We apply and adhere to internal quality standards that we believe are stricter than the PRC national standards. Our processing facility possesses ISO9001 and HACCP series qualifications.

  Extensive nationwide sales and distribution network. Our extensive sales and distribution network allows us to reach a wide range of customers all over the nation. As of March 31, 2009, we had 70 regional distributors in 19 provinces and 43 cities. Our distributors sell our products through their own network in the region to fruit super markets or fruit based food producers for further processing. We have a group of distributors that are instrumental in our sales efforts.

  Experienced management team with a strong track record. Our management team has extensive operating experience and industry knowledge. Changjun Yu, our founder and chairman, has over 13 years of experience in the fruit based product industry. Jinglin Shi, our chief executive officer, has over ten years of experience in managerial positions. This extensive local industry experience is combined with international experience. For example, Colman Cheng, our chief financial officer, has over 14 years of auditing, accounting and financial management experience in international companies. We believe that our management team’s experience and capabilities have contributed greatly to our significant growth in the past three years.

Our Growth Strategy

As a leading premium specialty fruit based product company in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and high nutritional premium specialty fruit based products. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

  Increase production capacity. Our existing production lines have been running at close to full capacity while the market demand for our existing products keeps increasing. We also have abundant supply of source fruits to support the expansion of our business. In 2007, Heilongjiang province’s total estimated output of golden berry, crab apple, blueberry and raspberry was approximately 200,000 tons, 700,000 tons, 200,000 tons and 100,000 tons, respectively. Our current processing capacity only allows us to process a small percentage of the total output. We plan to add three new production lines to expand our fruit processing capacity from 15,960 tons to 29,840 tons by July 2010.

  Further strengthen our raw materials procurement network. We believe that a secure supply of principal raw materials is crucial to our future success. Hence, we intend to further strengthen our existing cooperative relationship with two suppliers of golden berries and to develop new relationship with other golden berry farms when necessary. We will keep developing new quality agents in orchards of other fresh fruits to secure sufficient supply to support our rapid growth. In addition, if we have sufficient capital in the future, we will integrate upsteam by developing our own orchards to secure the supply of fresh premium specialty fruits for our production.

  Further expand our distribution network to increase the prevalence of our products nationwide. Our current sales depend heavily on our regional distributors and their network. To support our rapid growth in sales, we plan to further expand our distribution network by adding five to ten new distributors annually in the next few years.

  Continue to diversify our product portfolio to satisfy different customer preferences. We currently offer fresh golden berries and four series of products processed from four types of source fruits. We constantly evaluate our products and seek to adapt to changing market conditions by updating our products to reflect new trends in consumer preferences. We have finished research and development for our new products glazed blueberry, sea buckthorn concentrate and blackcurrant concentrate. Currently another new product golden berry extracts is under development and we expect to finish its development in fiscal 2010. We will analyze the market trends and customer preference to decide which products to be launched.

Our Products

Our primary product offering includes fruit concentrate, nectar, glazed fruits, beverages as well as fresh fruits. We are also in the process of developing several new products.

The following table sets forth our products categorized by both products and source fruits type in terms of revenue for the fiscal years 2009 and 2008:

Product Mix – By Product

Fruit Concentrate

Fruit concentrate is our primary product line, accounting for approximately 51.2% and 46.8% of our total revenue in fiscal year 2009 and 2008 respectively. We currently produce four types of fruit concentrate: golden berry, crab apple, blueberry and raspberry. We currently have two concentrate production lines which are allocated for the production of all of four types of concentrates. We plan to continue to focus on fruit concentrate which is our fastest growing product line with greatest market demand. To achieve this end, we plan to add one more fruit concentrate juice production line with a production capacity of 6,000 tons in fiscal year 2010.

Among the four types of concentrate, golden berry concentrate enjoys the highest gross margin and crab apple concentrate has a relatively lower gross margin, but occupies most of our production capacity. We produce more crab apple concentrate despite its relatively lower gross margin mainly because of the high demand for such products and abundant supply of fresh crab apples which has the largest supply in Northeast China as compared to the other three source fruits.

Crab apple is a special species of apple which has much higher acidity than normal species of apple. The apple concentrate produced in China commonly has an acidity of 1.2 to 1.8 while crab apple concentrate typically has acidity over 3.2. The only way to raise the acidity of apple concentrate is to mix it with another apple concentrate with higher acidity. Since the apple concentrates that are exported from China to overseas market are usually required to have an acidity of no less 2.0, the local producers of apple concentrate need large quantity of high acidity apple concentrate to add to its low acidity apple concentrate. Therefore, crab apple concentrate is in high demand in the market.

Nectar

Our nectar product line contributed approximately 13.2% and 15.4% to our total revenue in fiscal year 2009 and 2008, respectively. Nectar is an unfermented and unconcentrated pulp product. To produce nectar, fresh fruits are crushed and then instantaneously sterilized under high temperature without adding any additives other than citric acid. It preserves the nutrition and flavor of the fresh fruit to the greatest extent and has a long shelf life. Nectar is easy to store and transport, and thus providing the producers of fresh fruit based products a much better alternative material than fresh fruit.

We currently produce and sell nectar from golden berry only. Our nectar products are commonly used for further processing into a wide variety of products, including fruit concentrate, fruit ice cream, nectar beverage, biscuits, fruit jam and fruit yogurt. Our nectar products have been certified as green food by China Green Food Development Center in May 2006.

Glazed Fruits

Our glazed fruits product line contributed approximately 10.9% and 13.2% to our total revenue in fiscal year 2009 and 2008, respectively. Glazed fruit is preserved fruit with high sugar content, a traditional Chinese food that enjoys great popularity in China. Glazed fruits have a long shelf life and are commonly consumed as snacks.

We currently produce and sell glazed fruits from golden berry only. Glazed golden berry is mainly sold as a high-end snack. Due to the special taste of golden berry, our products are also commonly used in a wide variety of foods such as baked foods. Our glazed fruits products have been certified as green food by China Green Food Development Center in May 2006.

Fresh Fruit

Sales from fresh golden berries contributed approximately 4.3% and 6.0% to our total revenue in fiscal year 2009 and 2008 respectively. We sell fresh golden berries to our distributors during the picking season which is typically mid July to mid November every year. We purchase fresh golden berries from local farmers in Heilongjiang province and sort them into different grades. Only the top-grade golden berries that are freshest and carry the best color, shape and aroma are sold as fresh fruit. The rest of the fresh golden berries are further processed into glazed fruits, nectar or concentrate.

Golden berries are especially difficult to preserve in the hot season after they are picked and usually perish within one week after harvest. To achieve longer shelf life, we keep the fresh fruit in ice houses before we pack them with preservative packing. With these measures, our products can generally remain fresh after long distance transportation and have at least one week longer of shelf life than other similar products in the market.

Beverage and others

Beverage

Beverages are not our principal products and accounted for approximately 8.2% and 12.3% of our total revenue in fiscal year 2009 and 2008, respectively. Beverage products usually require large capital for advertising and other sales and marketing efforts. We believe we can generate more profits by focusing on our primary high-end premium products.

We have a beverage production line with a capacity of 10,800 tons and produce two brands of beverage.

  Beverage “Fu”: “Fu” means “good luck” in Chinese. Beverage “Fu” is a fruit juice beverage produced from our golden berry concentrate. Beverage “Fu” is mainly sold to the wholesale market through our distributors and is commonly consumed in wedding and festival banquets as a “lucky” drink.

  Beverage “The Legend of Network”: Beverage “The Legend of Network” is a fruit juice beverage produced from apple juice that we purchase from third party vendors. It is our own branded product and started production of it in May 2008. We use the distribution network for beverage “The World of Legend” to distribute this new beverage “The Legend of Network” to the internet bars. Beverage “The World of Legend” was cease production in May 2008 and its license agreement with Shanghai Shanda Xin Hua Interactive Entertainment Co., Ltd. was expired on December 14, 2008.

Others

Since fiscal year 2008, due to demand from our distributors, we started to distribute apple concentrate pulp products and pear concentrate pulp products. These concentrate products are processed by third party vendors according to our technical requirements and standards. Sales from others product contributed approximately 12.2% and 6.3% of our total revenue in fiscal years 2009 and 2008, respectively.

New products under development

We plan to further diversify our product mix to cater to different customer tastes and preferences. Currently golden berry extract products are under development and we expect to finish development of these new products in 2010.

Production

Production Facility

Our primary production facility is located in Daqing, Heilongjiang province, which started production in 2004. The facility is located on a 24,217-square-meter tract where we have land use rights until May 2055 and encompasses approximately 5,998 square meters of plant and warehouse space. We built another processing facility in Mu Dan Jiang, Helongjiang province in August 2008 where a new 6,000 tons concentrate juice production line is located.

We currently own and operate four fruit processing lines with an aggregate processing capacity of 15,960 tons and one beverage production line with a processing capacity of 10,800 tons. The average utilization rate of our fruit processing lines was approximately 79.3% in fiscal year 2009. Since fresh fruits are difficult to preserve in the hot season, we generally keep no inventory of fresh fruits during production. We believe the current utilization rate of the fruit processing lines, expect the new fruit concentrate production in Mu Dan Jiang, is the highest rate we can achieve while maintaining no inventory. The utilization rate of our beverage production line was approximately 36.2% in fiscal year 2009 and still has surplus capacity for future growth.

Other than our beverage production line, our production is mainly conducted from mid July to mid November each year because our primary source fruits are typically harvested during that time and must be processed right away.

Our beverage production line runs the entire year since the raw material of beverages are mainly fruit juices that are available all seasons.

To meet the expected growth of our business and to broaden our product portfolio, we plan to add one glazed fruits production line in our Daqing facility and acquire a concentrate pulp production factory in fiscal year 2010. Furthermore, we target to add one more fruit concentrate lines in Mu Dan Jiang facility in fiscal year 2011. Our expansion plan will be subject to future capital finance.

The concentrate pulp production line to be acquired is expected to have an annual processing capacity of approximate 6,680 tons. With the expansion of the production lines, the aggregate processing capacity of glazed fruits and fruit concentrate is expected to increase to 2,400 tons and 15,960 tons respectively by fiscal year 2011.

Production Process

The processing of our fruit concentrate, nectar and glazed fruits begins with the collection of fresh fruits from fruit farmers. Fresh fruits are first sorted and washed after arriving in our facility. Clean fresh fruits then go through the following processes to be made into different products.

  Nectar: crush fresh fruits into tiny granules – beat crushed fruits into raw nectar – homogenize raw nectar in a blending tank – pasteurize and sterilize the raw nectar – fill aseptic bags with sterilized nectar.

  Fruit concentrate: crush and beat fresh fruits into mashes – press fruit mashes until fruit juice comes out – mix raw fruit juice with proper amount of compound enzyme to remove pectin and starch – filter concentrate fruit juice in three-way concentrators to achieve the target content of soluble solids, acidity and other quality standards as well as no additives – fill the aseptic bags with concentrates.

  Concentrate pulp: crush and beat fresh fruits into mashes – mix raw fruit pulp – filter concentrate pulp in three-way concentrators to achieve the target content of soluble solids, acidity and other quality standards as well as no additives – fill the aseptic bags with concentrate pulp.

  Glazed fruits: separate fresh fruits into different grades – go through needling machine to get the fruits needled at the surface – blanch needled fruits in a blanching boiler – evacuate the air from fruits – soak evacuated fruits in sugar solution in a sugaring tank – bake sugared fruits in a group of tunnel dryers.

Quality Control

We place primary importance on quality. Our production facility has ISO 9001 and HACCP series qualifications. We have established quality control and food safety management system for the purchase of raw materials, fruit processing, packaging, storage and distribution. We have also adopted internal quality standards that we believe are stricter than the standards mandated by the PRC government. We have a 17-person quality control team to closely monitor and test the quality of our products to ensure compliance with these standards.

High quality raw materials are crucial to the production of quality fruit products. Therefore, we rigorously examine and test fresh fruits arriving at our plant. Any fruits that fail to meet our quality standard will be rejected. We perform routine product inspection and sample testing at our production facility and adhere to strict hygiene standards. For example, every employee involved in production is required to change into specially made clothes, wear working caps and shoes. No one is allowed to enter our production room unless he or she is directly involved in the production process.

All of our products undergo inspection at each stage of the production process, as well as post production inspection and final checking before distribution for sales. Products in storage or in the course of distribution are also subject to regular quality testing.

Raw Materials and Suppliers

Raw Materials

Our business depends on maintaining a regular, timely and adequate supply of high-quality raw material. The principal raw materials for our production are fresh fruits, which accounted for approximately 85.5% of our total costs of sales in fiscal year 2009. Our facility is strategically located in Heilongjiang province, where abundant supply of source fruits is available. In 2007, the total estimated output of golden berry, crab apple, blueberry and raspberry in Heilongjiang province was approximately 200,000 tons, 700,000 tons, 200,000 tons and 100,000 tons, respectively, representing approximately 98%, 61%, 90% and 70% of its respective total output in China. The close proximity of our facility to the orchards enables us to acquire sufficient fresh fruits with lower logistics costs. Our other raw materials mainly include packing materials (e.g. aseptic bags) and auxiliary materials (e.g. sugar and additives) that are widely available.

Suppliers and Supply Arrangements

We employ different procurement strategies to support our rapid growth based on the source fruit type. We coordinate primarily with the local government for the supply of golden berries and rely on a large group of vendors for the supply of other source fruits.

Golden berries in Heilongjiang are mainly grown in four fruit farms. Our estimate of the annual output of golden berries at these four fruit farms is approximately 100,000 tons, accounting for approximately 50% of the total output of golden berries in Heilongjiang province. Our processing volume of golden berry (including those sold as fresh fruits) in fiscal year 2009 was approximately 28,268 tons. We currently purchase a majority of our golden berries from two of these fruit farm bases, namely Hailun Base and Nehe Base. Since it is too costly to purchase fresh fruits from each individual farmer, we coordinate with the local governments who play a critical role in planning and coordinating the overall fruit planting activities of individual farmers.

We normally sign written agreements with the local governments of Hailun Base and Nehe Base at the beginning of each year, which generally have a one-year term. The agreement typically sets forth the total quantity of golden berries to be purchased by us and a predetermined minimum price. The local governments deliver the demand information to individual farmers and coordinates corresponding planting activities. In the picking season, we submit our daily request of golden berries to the local governments, who then instruct the farmers to deliver fresh fruits to our plant on a timely basis. The final purchase price is based on the prevailing market price, but no lower than the predetermined minimum price. This arrangement cuts down our procurement costs significantly and allows the local governments to protect and maximize individual farmer’s interest.

We purchase other source fruits, including blueberry, crab apple and raspberry, primarily from vendors. Since there is no centralized farm base for these fruits, their supply is scattered which makes it costly and infeasible to source them directly from individual farmers. As an alternative, we have developed a large group of agents who purchase fruits from the local farmers, then sell them to us. Our sourcing staffs maintain close communication with our agents to ensure their efficiency and loyalty. Our sourcing staff also spends a lot of time to keep developing new agents in the planting area of these fruits. We believe we have established an effective and loyal group of agents who are able to provide us with sufficient fresh fruits to support our rapid annual growth.

Marketing, Sales and Distribution

Sales and Distribution

We currently sell all our products directly to 70 regional distributors across 19 provinces and 43 cities in China who then sell the products to various customers, including food processors, supermarkets and wholesale stores. As of March 31, 2009, our sales team consisted of 17 employees. We divide the national market into six regions and assign each region a sales team. Northern China is currently our biggest market, accounting for approximately 56.0% of our total revenue in fiscal year 2009.

We generally require our distributors to pay the full purchase price in cash before we deliver the products. We also offer credit for our products to selected existing distributors with long-term business relationships and excellent credit records. The credit term is generally 0 to 45 days in fiscal year 2009. We utilize different pricing policies based on the type of source fruit. For golden berry based products, we price our products based on raw material costs to ensure stable profit margin. We believe that we are the largest golden berry processor in China and the only processor in Northeast China which allows us to have strong pricing power. For products based on other source fruits, we price our products with reference to the prevailing market price.

Distributors normally have distribution rights to sell our products within a defined territory. We typically enter into a one-year contract with each of our distributors at the beginning of the year. The contract generally requires a 15-day notice of the purchase amount prior to the required delivery date. We have the right to supervise and monitor distributors’ sale of our products. We generally have a no return policy. According to our standard distribution agreement, we are liable for any loss resulted from a quality problem only if the distributor provides certification from relevant authorities. However, distributors will bear any losses caused by their negligence in the storage of the products. We offer no sales rebates or rewards to our distributors.

We believe we maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. Our top ten distributors accounted for approximately 53.9% and 63.8% of our total revenue in fiscal years 2009 and 2008, respectively. The biggest distributor was accounted for 9.2% and 13.8% for the fiscal years 2009 and 2008 respectively. No distributor in fiscal year 2009 accounted for over 10% of the Company’s revenue.

Marketing

As of March 31, 2009, we have five marketing individuals in our department who are responsible for market research, promotion and advertisement. We strengthen our market presence through various types of market campaigns. We participate in several domestic and international trade fairs, such as China National Sugar and Alcoholic Commodities Fair and International China Harbin Fair for Trade and Economic Cooperation. These trade fairs help to promote our reputation and name recognition in the industry.

Our Competition

Since we process premium specialty fruits grown in Northeast China, we face little direct competition from the processors of common fruits or broad-based food processors. Our main competitors are local fruit processors that offer products similar to ours. Most of our competitors are small-sized local processors that process only one or two types of specialty fruits. Compared to these competitors, we believe we have more diversified products, higher production capacity and greater resources. Our major competitors in China include Dalian Xinlian Food Company, Shandong Longkou Fudi Food Co. Ltd., Zhalantun Changzheng Beverage Factory and Muxing Quick Frozen Food Factory.

Research and Development

Our research and development activities focus on new product development for new premium specialty fruits and quality improvement. We currently have five employees dedicated to research and development. We also cooperate with Heilongjiang Ba Yi Land Reclamation University (“HLAU”), one of the earliest agriculture universities in China. Since 2004, our company and HLAU have cooperatively completed the development of six new products, four of which are now our principal products. On March 7, 2008, we entered into a technology cooperation agreement with HLAU to develop several new products, including glazed blueberry, blackcurrant concentrate, seabuckthorn concentrate and golden berry extracts. Under the agreement, we will provide a total amount of approximately $25,670 (RMB 180,000) to HLAU for the development of the new products and all intellectual property rights of the new products belong to our company. During the year, we have successfully developed the glazed blueberry, blackcurrant concentrate and seabuckthorn concentrate. Newly developed products will be put into production and commercialized when certain criteria are met, including: market demand is material, adequate supplies of raw material are secured to allow for efficient mass production, and production capacity is in place.

Intellectual Property

All of our product formulations are proprietary. We have not registered or applied for protections in China for most of our intellectual property or proprietary technologies relating to the formulations of our products. See “Risk factors—Risks Related to Our Business— Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.” Although we believe that, as of today, patents and copyrights have not been essential to maintaining our competitive market position, we intend to assess appropriate occasions in the future for seeking patent and copyright protections for those aspects of our business that provide significant competitive advantages.

We sell our fruit concentrate, glazed fruit and nectar products under the brand of “农珍之冠”. Our chairman Changjun Yu has registered the trademark for “农珍之冠” in class 32 with the Trademark Office of the State Administration for Industry and Commerce of China, or the Trademark Office. He has applied the trademark for “农珍之冠” in class 29 which application has been accepted by the Trademark Office. In May 2008, Mr. Yu agreed to transfer the trademarks for “农珍之冠” in both class 29 and class 32 to our company for a consideration of RMB 1 for each trademark and granted us the exclusive right to use such trademarks before the transfer was approved by the Trademark Office. We have filed the application for such transfer with the Trademark Office. If the approval is granted, we will have all the legal rights for such trademark, the term of which expires in 2018.

We also filed an application for the trademark “The Legend of Network” with the Trademark Office in May 2008. The application has been accepted by the Trademark Office.

We rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how. Our management and each of our research and development personnel have entered into a standard annual employment contract, which includes a confidentiality clause and a clause acknowledging that all inventions, designs, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership rights that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See “Risk factors—Risks Related to Our Business—Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.”

Regulation

The food industry, of which fruit based products form a part, is subject to extensive regulation in China. This following summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

  the PRC Product Quality Law;

  the PRC Food Hygiene Law;

  the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises (trail implementation);

  the Regulation on the Administration of Production Licenses for Industrial Products;

  the General Measure on Food Quality Safety Market Access Examination;

  the General Standards for the Labeling of Prepackaged Foods;

  the Standardization Law;

  the Regulation on Hygiene Administration of Food Additive;

  the Regulation on Administration of Bar Code of Merchandise; and

  the PRC Metrology Law.

These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the use of additives, production, packaging, handling, labeling and storage, as well as facilities and equipment. Failure to comply with these laws and regulations may result in confiscation of our products and proceeds from the sales of non-compliant products, destruction of our products and inventory, fines, suspension of production and operation, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

  the Environmental Protection Law of the PRC;

  the Law of PRC on the Prevention and Control of Water Pollution;

  Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;

  the Law of PRC on the Prevention and Control of Air Pollution;

  Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;

  the Law of PRC on the Prevention and Control of Solid Waste Pollution; and

  the Law of PRC on the Prevention and Control of Noise Pollution.

We have obtained all permits and licenses required for production of our products and believe we are in material compliance with all applicable laws and regulations.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiary has received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Our Employees

As of March 31, 2009, we employed a total of 571 full-time employees. The following table sets forth the number of our employees by function as of March 31, 2009.

Department	Number of Employees
Senior Management	9
Human resource & Administration.	55
Production	407
Procurement	5
Marketing	5
Sales	17
Logistic	37
Research & Development	5
Quality Control	20
Accounting	11
TOTAL	571

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Seasonality

As is typical in the fruit processing industry, we experience seasonality in our business. Except for the beverage production line which runs for the full year, our fruit processing lines are mainly carried out from mid July to mid November each year because our primary source fruits are typically harvested during that period and must be processed right away. In fiscal year 2009, sales during the second and third fiscal quarters accounted for approximately 54% of our total sales revenue. As a result of seasonality, our personnel, working capital requirements, cash flow and inventories vary substantially throughout the year.

Insurance

We have property insurance for our facility located in Daqing. We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China.

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See “Risk Factors – We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.”

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Any ill effects, product liability claims, recalls, adverse publicity or negative public perception regarding particular fruits we use as raw materials, our products or our industry in general could harm our sales and cause consumers to avoid our products.

The food industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. Our operations could be impacted by both genuine and fictitious claims regarding our and our competitors’ products. In the event of product contamination or tampering, we may need to recall some of our products. A widespread product recall could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of the product for a period of time.

In addition, any adverse publicity or negative public perception regarding particular fruits we use as raw materials, our products, our actions relating to our products, or our industry in general could result in a substantial drop in demand for our products. This negative public perception may include publicity regarding the safety or quality of particular fruits we use as raw materials or products in general, of other companies or of our products specifically. Negative public perception may also arise from regulatory investigations or product liability claims, regardless of whether those investigations involve us or whether any product liability claim is successful against us. We could also suffer losses from a significant product liability judgment against us. Either a significant product recall or a product liability judgment, involving either our company or our competitors, could also result in a loss of consumer confidence in our products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

Any fluctuations in raw material supply and prices may negatively impact our revenue.

A secure supply of principal raw materials is crucial to our operation. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, especially fresh fruits which are affected by factors such as weather, growing condition and pest that are beyond our control. According to the BBIC Report, approximately 20-30% of fruit grown in China is lost. Fresh fruits accounted for approximately 68% of our total cost of sales in fiscal year 2009. Historically, we have been able to meet our fresh fruit supply needs by building our processing facilities in close proximity to orchards and by collaborating with local government and establishing an effective group of vendors. Increases in the price of fresh fruits would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or changes in our product mix.

Our business and financial results depend on maintaining a consistent and cost-effective supply of source fruits. Any interruption in our supply of source fruits could materially and adversely affect our results of operations, financial condition and business prospects.

The availability, size, quality and cost of source fruits for the production of our products are subject to risks inherent to farming, such as crop size, quality, and yield fluctuation caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Because the cost of source fruits currently represents approximately 53% of our total cost of revenue in fiscal year 2009, we are particularly vulnerable to crop diseases or other events that could cause significant fluctuations in the availability and cost of the source fruits we use as raw materials. The prices of our fresh source fruits and other raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our ability to achieve profitability.

Currently, we source our fresh golden berry primarily from two fruit farms pursuant to cooperation agreements with local governments and other source fruits from agents who collect fruits from individual farmers. While we believe that we have adequate sources of raw materials and that we in general maintain good supplier relationships, if we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, it will adversely affect our results of operations, financial condition and business prospects.

We compete in an industry that is brand-conscious, and unless we are able to establish and maintain brand name recognition our sales may be negatively impacted.

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our independent distributors and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brand “农珍之冠” in the Chinese fruit products industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

We compete in an industry characterized by rapid changes in consumer preferences, so our inability to continue developing new products to satisfy our consumers’ changing preferences would have a material adverse effect on our sales volumes.

Our products are processed from premium specialty fruits and sell at a high price. A decline in the consumption of our products could occur as a result of a change in consumer preferences, perceptions and spending habits at any time. Future success will depend partly on our ability to anticipate or adapt to such changes and to offer, on a timely basis, new products that meet consumer preferences. Our failure to adapt our product offering to respond to such changes may result in reduced demand and lower prices for our products, resulting in a material adverse effect on our sales volumes, sales and profits.

Our current market distribution and penetration is limited as compared with the potential market and so our initial views as to customer acceptance of a particular product can be erroneous, and there can be no assurance that true market acceptance will ultimately be achieved. In addition, customer preferences are also affected by factors other than taste. If we do not adjust to respond to these and other changes in customer preferences, our sales may be adversely affected.

We rely primarily on third-party distributors, which could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

We do not sell our products directly to our end customers. Instead, we primarily rely on third-party distributors for the sale and distribution of our products. We sell our products through an extensive nationwide sales and distribution network covering 19 provinces and 43 cities in China. As of March 31, 2009, this network comprised 70 distributors. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for our brand and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time ordered by distributors.

There can be no assurance that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Furthermore, shortage of adequate working capital may make it impossible for us to do so. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely effect our revenues and financial results.

We generally do not have long-term agreements with our distributors, and we may need to spend significant time and incur significant expense in attracting and maintaining key distributors.

Our marketing and sales strategy presently, and in the future, will rely on the performance of our independent distributors and our ability to attract additional distributors. We generally have one-year written agreements with our distributors which are renewable at the beginning of every year. In addition, despite the terms of the written agreements with certain of our significant distributors, we have no assurance as to the level of performance under those agreements, or that those agreements will not be terminated. There is also no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we will have to incur significant expenses to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets. We may not have sufficient working capital to allow us to do so.

Failure to execute our business expansion plan could adversely affect our financial condition and results of operations.

We plan to add four new fruit processing lines by 2010 to meet an expected increase in demand for our products. Our decision to increase our production capacity was based in part on our projections of increases in our sales volume and growth in the size of the premium specialty fruit based product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and adversely affect our financial condition and results of operations. Our future success depends on our ability to expand our business to address growth in demand for our current and future products. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

  the unavailability of additional funding to expand our production capacity, purchase additional fixed assets and purchase raw materials on favorable terms or at all;

  delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as problems with equipment vendors and suppliers of raw materials;

  failure to maintain high quality control standards;

  shortage of source fruits;

  our inability to obtain, or delays in obtaining, required approvals by relevant government authorities;

  diversion of significant management attention and other resources; and

  failure to execute our expansion plan effectively.

As our business grows, we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including improvements to our accounting and other internal management systems by dedicating additional resources to our reporting and accounting functions, and improvements to our record keeping and contract tracking system. We will need to respond to competitive market conditions and continue to enhance existing products and develop new products, and retain existing customers and attract new customers. We will also need to recruit more personnel and train and manage our growing employee base. Furthermore, we will need to maintain and expand our relationships with our current and future customers, suppliers, distributors and other third parties, and there is no guarantee that we will succeed.

If we encounter any of the risks described above, or are otherwise unable to establish or successfully operate additional production capacity or to increase production output, we may be unable to grow our business and revenues, reduce our operating costs, maintain our competitiveness or improve our profitability, and our business, financial condition, results of operations and prospects may be adversely affected.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from two quarters.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits during the months from mid July to mid November. Typically, a substantial portion of our revenues are earned during our second and third fiscal quarters. We generally experience lowest revenues during our first fiscal quarter. Sales in the second and third fiscal quarters accounted for approximately 54% of our revenues for fiscal year ended March 31, 2009. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance and evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net sales for the fiscal year ended March 31, 2009 to $56.4 million, from $34.5 million for the prior fiscal year. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Changjun Yu, our Chairman, Jinglin Shi, our Chief Executive Officer, Colman Cheng, our Chief Financial Officer, and Manjiang Yu, our Vice President of Sales. None of these key management members currently owns any shares of common stock or any other equity interest in the Company. Although they have signed employment agreements with our subsidiary Fezdale which include a non-competition provision which prohibits them from engaging in the food processing industry during the term of the agreement and for two years after the termination of employment, such employment agreements can be terminated at will. If we lose any of these key employees and are unable to find a qualified replacement in a timely manner, our business will be negative impacted. In addition, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

The concentration of ownership of our securities by our controlling stockholders who do not participate in the management of our business can result in stockholder votes that are not in our best interests or the best interests of our minority stockholders.

Mr. Yiu Fai Kung and Mr. Kwan Mo Ng, collectively own approximately 83.5% of our outstanding voting securities, giving them controlling interest in the Company. However, neither Mr. Kung nor Mr. Ng is an executive officer or director of the Company and is not a participant in any way in the day to day affairs of the Company. Mr. Kung and Mr. Ng may have little or no knowledge of the details of the Company’s operations and do not participate in the corporate governance of the Company. In addition, this concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products under “农珍之冠.” We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to the operating effectiveness of the company’s internal controls. Since we just completed the acquisition of Fezdale on August 14, 2008, we have not evaluated Fezdale and its consolidated subsidiary’ internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls on a consolidated basis as required by these requirements of SOX 404. Under current law, we were subject to these requirements beginning with our annual report for the fiscal year ending March 31, 2008, although the auditor attestation is not required until our annual report for the fiscal year ending March 31, 2010 assuming our filing status remains as a smaller reporting company. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. Therefore, our existing insurance coverage may not be sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or the “FCPA”, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

  a higher level of government involvement;

  a early stage of development of the market-oriented sector of the economy;

  a rapid growth rate;

  a higher level of control over foreign exchange; and

  the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

PRC food hygiene and safety laws may become more onerous, which may adversely affect our operations and financial performance and lead to an increase in our costs which we may be unable to pass on to our customers.

Operators within the PRC fruit processing industry are subject to compliance with PRC food hygiene and safety laws and regulations. Such laws and regulations require all enterprises engaged in the production of fruit based products to obtain a hygiene license. They also set out hygiene standards with respect to food and food additives, packaging and containers, labeling on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and the sale of food. Failure to comply with PRC food hygiene and safety laws may result in fines, suspension of operations, loss of hygiene license and, in certain cases, criminal proceedings against an enterprise and its management. Although we are in compliance with current PRC food hygiene and safety laws and regulations, in the event that such laws and regulations become more stringent or widen in scope, we may fail to comply with such laws, or if we comply, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary in the PRC. Our operating subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiary.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

In addition, our facilities and products are subject to many laws and regulations administered by the PRC State Administration for Industry and Commerce, the PRC State Administration of Taxation, the PRC Ministry of Health and Hygiene Permitting Office, the PRC General Administration of Quality Supervision, Inspection and Quarantine, and the PRC State Food and Drug Administration Bureau relating to the processing, packaging, storage, distribution, advertising, labeling, quality, and safety of food products. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds from the PIPE transaction will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following the PIPE transaction. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after the PIPE transaction that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, if our sales to international customers grow, we will be increasingly subject to the risk of foreign currency depreciation.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the New EIT Law, China Nutrifruit Group Limited and its subsidiaries Fezdale and Solar Sun may be classified as “resident enterprises” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Our operating subsidiary Longheda is already designated as a “resident enterprise” for PRC enterprise income tax purposes. However, if the PRC tax authorities determine that China Nutrifruit Group Limited and its subsidiaries Fezdale and Solar Sun are also “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on proceeds from the PIPE transaction and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with the reverse acquisition of Fezdale or challenges the delayed payment of acquisition consideration by Solar Sun, the reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the “M&A Rule”, which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company’s securities on an overseas stock exchange. In addition, when an offshore company acquires a PRC domestic company, the offshore company is generally required to pay the acquisition consideration within three months after the issuance of the foreign-invested company license unless certain ratification from the relevant PRC regulatory agency is obtained. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

In the opinion of our PRC counsel, Grandall Legal Group, the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals does not apply to our reverse acquisition of Fezdale because none of China Nutrifruit, Fezdale and Solar Sun is a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” as defined in the M&A Rule. Our PRC counsel, Grandall Legal Group, is also in the opinion that, even though Solar Sun did not pay the consideration for acquiring 75% interest in Longheda within three months after the issuance of the foreign-invested company license, since the relevant provincial agency has issued document indicating the authority’s awareness of such delayed payment and Solar Sun has obtained the approval from local foreign exchange administrative department for the remittance of such payment into the PRC and made such payment, based on its experience, in practice, the chance that such delayed payment being challenged by PRC regulatory agencies is minimal. If the CSRC or another PRC governmental agency subsequently determines that we must obtain CSRC approval prior to the completion of the reverse acquisition or challenges the delayed payment by Solar Sun, the reverse acquisition may be unwound and we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. All of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Grandall Legal Group, our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 24,217 and 37,309 square meters of land located at No. 3, Xin Fa Street, Daqing Hi-tech Industrial Development Zone, Daqing City and Bei Dian Village, Wu Lin Town, Lin Kou County, Mudangjiang City respectively. The land use rights of both land will expire on 19 May, 2055 and 28 February, 2058 respectively.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our 2009 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “CNGL.OB.” The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low quotations for the first quarter of fiscal year 2009 have been adjusted for the 10-for-1 reverse stock split that became effective on June 19, 2008.

	Closing Bid Prices (1)
	High	Low
Year Ended March 31, 2009
First Quarter	$3.00	$0.50
Second Quarter	$3.00	$3.00
Third Quarter	$5.00	$1.00
Fourth Quarter	$4.10	$2.50

Year Ended March 31, 2008
First Quarter	N/A	N/A
Second Quarter	$0.65	$0.65
Third Quarter	$0.70	$0.30
Fourth Quarter	$0.30	$0.20

Year Ended March 31, 2007
First Quarter	$1.50	$0.65
Second Quarter	$2.75	$0.35
Third Quarter	$1.50	$0.35

Fourth Quarter	$1.50	$0.65

_________________________________
(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of June 25, 2009, there were approximately 510 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers. The last reported sale price of our common stock on June 25, 2009 was $3.13 per share.

Dividend Policy

Other than dividends paid by our subsidiary Longheda to its shareholders before our reverse acquisition of Fezdale, we have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We are a holding company and conduct all our operations through our indirect, wholly owned subsidiary Longheda. Longheda is a leading producer of premium specialty fruit based products in China. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit supermarkets. We currently operate from our manufacturing facility located in Daqing City and Mu Dan Jiang City, Heilongjiang province, China. We have four fruit processing lines with an aggregate capacity of 15,960 tons and one beverage production lines with a capacity of 10,800 tons.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth of China's fruit processing industry. BBIC projects that the total sales and net income of fruit processed products in China will reach $37.2 billion and $2.5 billion in 2010, or a growth of 42.52% and 66.67%, respectively, since 2007. We believe that the recent growth in fruit processed product consumption in China is largely attributable the increased affordability of fruit processed products in China due to China’s economic growth and increased health and wellness consciousness. We expect these factors to continue to drive industry growth, especially in our primary markets – premium specialty fruit processed products. Such growth will not only increase the overall market size for fruit processed products, but will also benefit companies that are well positioned to sell in these markets.

  Product Offering and Pricing. Fruit processed products including fruit concentrate, glazed fruit and nectar have been, and are expected to remain, our primary product. Our fruit processing products accounted for approximately 75.3% and 75.5% of our total net sales for years ended March 31, 2009 and 2008, respectively. The gross margin for our fruit processed products was approximately 46.0% for the fiscal year ended March 31, 2009 as compared to 36.7% for our beverage and other products. We plan to continue to focus on our higher margin fruit processed products in the future. Because we have a strong bargaining power on golden berry based products, we generally price our gold berry based products based on the raw material prices to ensure stable profit margin. We price our other products with reference to the prevailing market price.

  Fluctuations in Raw Material Supply and Prices. The per unit cost of producing our products is subject to the supply and price volatility of raw materials, especially fresh fruits which are affected by factors such as weather, growing condition and pest that are beyond our control. Fresh fruits accounted for approximately 68% of our total cost of sales in fiscal year 2009. Historically, we have been able to meet our fresh fruit supply needs by building our processing facilities in close proximity to orchards and by collaborating with local government and establishing an effective group of vendors. Increases in the price of fresh fruits would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix.

  PRC Government Policy Promoting the Development of the Fruit Processing Industry. In the PRC central government’s eleventh five-year guideline, the central government emphasized its determination to solve the problems of farmers, boost modern agriculture and increase rural affluence. After the onset of the economic crisis in late 2008, the PRC Ministry of Agriculture, or MOA, also stated its objective to promote the fruit processing and fruit commercialization. We believe that our business model is structured within the framework of these MOA initiatives and that government policies will continue to have a positive impact on the sale of our products.

  Expansion of our production capacity. Expansion of our capacity is needed to satisfy increased demand for our products. The average utilization rate for our four fruit processing production lines was approximately 79.3% in fiscal year 2009. In order to increase our production capacity, we must make capital investment to build additional production lines to satisfy the projected demand of our products.

Results of Operations

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

For presentation purposes, we have consolidated 75% of Longheda’s results into our condensed consolidated financial statements from April 1, 2007 to May 20, 2008 and 100% of Longheda’s results into our condensed consolidated financial statements from May 21, 2008 to March 31, 2009 and have prepared unaudited consolidated pro forma financial statements and cash flow for the fiscal year ended March 31, 2008. The unaudited pro forma consolidated financial statements give effect to the acquisition of 100% equity interest of Fezdale as a reverse acquisition in the form of a recapitalization and the acquisition of 100% equity interest of Longheda. The unaudited pro forma consolidated financial statements present the results of operations of China Nutrifruit and Longheda as they would have appeared if the recapitalization and acquisition occurred consummated on April 1, 2007.

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentage, in thousands of US dollars)

	For the fiscal year		For the fiscal year
	ended		ended
	March 31, 2009		March 31, 2008
	(Audited)		(Unaduited Pro Forma)
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of		of
		Net Sales		Net Sales
Net Sales	$56,419	100.0%	$34,510	100.0%
Costs of Sales	31,778	56.3%	18,168	52.7%
Gross profit	24,641	43.7%	16,342	47.3%
Selling, general and administrative
expenses (including non-cash stock
compensation expenses of $9,519,316.6 in 2009)	15,339	27.2%	3,227	9.4%
Operating income	9,302	16.5%	13,115	38.0%
Other income	32	0.1%	31	0.1%
Interest expenses	480	0.9%	403	1.2%
Income before minority interests and income taxes	8,854	15.7%	12,743	36.9%
Income taxes	4,128	7.3%	1,160	3.4%
Minority interest	209	0.4%	--	--
Net income	4,517	8.0%	11,583	33.6%
Earnings per share
- Basic	0.1351		0.1163
- Diluted	0.1350		0.1163

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB6.88 to $1 for the fiscal year ended March 31, 2009 and the rate of RMB7.47 to $1 for the fiscal year ended March 31, 2008.

Net Sales. Our net sales consist of revenue derived from the sale of our fruit and fruit based products. Net sales increased $21.9 million, or 63.5% to $56.4 million in fiscal year 2009 from $34.5 million in fiscal year 2008. This increase was mainly due to the significant increase of sales of our fruit concentrate products. Our sales of fruit concentrate products reached approximately $28.9 million in fiscal year 2009, a $12.7 million, or 78.8% increase from $16.2 million in fiscal year 2008. Our new concentrate juice production line started production in August 2008 and our high quality fruit concentrate products experienced strong demand by our customers in the fiscal year 2009. We also benefited from growth in the fruit processing product market in China, increased health awareness and disposable income and our increased brand recognition and customer base. We maintained 70 distributors as of March 31, 2009 after reassign our distributor network and eliminating our weaker distributors.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Our cost of sales increased $13.6 million, or 74.9%, to $31.8 million in fiscal year 2009 from $18.2 million in fiscal year 2008. This increase was mainly due to the increase of our sales revenue. As a percentage of net sales, the cost of sales increased to 56.3% in fiscal year 2009 from 52.7% in fiscal year 2008. The percentage increase was mainly due to the increased sales of our fruit concentrate products and start up costs for our new fruit concentrate production line start operation in 2008.

Gross Profit and Gross Margin. Our gross profit increased $8.3 million to $24.6 million in fiscal year 2009 from $16.3 million in fiscal year 2008. Gross profit as a percentage of net revenues was 43.7% and 47.3% for fiscal years 2009 and 2008, respectively. The decrease in the gross margin was primarily driven by the increased sales of fruit concentrate products with the new fruit concentrate production line which started operation in fiscal year 2009. The average gross margin for our fruit concentrate products were 36.0% for fiscal year 2009 as compared to 40.3% for fiscal year 2008. As our new fruit concentrate production line in our new factory becomes operative in August 2009, the utilization rate for such production was well below our other fruit processing production lines. Thus, the unit cost for this production line was higher than the production costs of our existing fruit concentrate production line in Daqing. We believe that when this new fruit concentrate production line commence its operation at the beginning of the next production season, we expect the whole year utilization rate will increase with the cost per unit will decrease. There were not significant change in gross margin for our nectar and glazed fruit. In fiscal year 2008 and 2009, the average gross margin of our nectar and glazed fruits products were approximately 70.6% and 65.0% and 69.0% and 64.9%, respectively.

Selling and General and Administrative Expenses. Our selling and general and administrative expenses increased $12.1 million, or 375.3%, to $15.3 million in fiscal year 2009 from $3.2 million in fiscal year 2008. Included in these expenses in 2008 is a non-cash stock compensation charge of $9,519,316.6, as discussed below. Our selling expenses increased $852,805, or 41.1%, to $2.9 million in fiscal year 2009 from $2.1 million in fiscal year 2008. We believe the increase of our selling expenses is generally in line with the increase of our net sales. As a percentage of net sales, our selling expenses slightly decreased to 5.2% in fiscal year 2009 from 6.0% in fiscal year 2008. This percentage decrease was primarily a result of our tight control over the expenses and the end of royalty payment for “The World of Legend” during the year.

Our general and administrative expenses increased $11.4 million, or 1,051.2%, to $12.5 million in fiscal year 2009 from $1.1 million in fiscal year 2008. As a percentage of net sales, general and administrative expenses increased to 22.0% in fiscal year 2009, as compared to 3.3% in fiscal year 2008. This percentage increase was primarily attributable to the increase of listing compliance and related expenses after the reverse acquisition transaction in August 2008 and increase in depreciation expenses.

As described in Note 15 to the Company’s March 31, 2009 consolidated financial statements, in connection with the Company’s private placement on August 14, 2008, the Company entered into two make good escrow agreements, under which 5,599,598 shares of the Company’s common stock held by Yiu Fai Kung, the Company’s major shareholder, were placed in escrow. For each of the calendar years 2009 and 2010, 2,799,799 shares will be released to the investors or Halter or returned to the shareholder, depending on the fulfillment of specified earnings targets. The specified earnings target for fiscal year 2009 was net income of $13,919,707 and for fiscal year 2010 the target is net income of $18,495,315. In the event that shares are required to be released from escrow to the Investors or Halter, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Mr. Kung of any of the shares placed in escrow by him is considered to be a separate compensatory arrangement because Mr. Kung is a director of the Company’s subsidiary Fezdale. Accordingly, if any of the required earnings targets are met and shares are returned to Mr. Kung, the Company will recognize a non-cash compensation cost at that time equal to the then fair value of the shares returned. For 2009, the earnings target of net income of $13,919,707 (before any charges related to the release of any shares from escrow) was met and accordingly, the Company recorded a non-cash charge to compensation cost of $9,519,316.6 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares.

Interest Expenses. Our interest expenses increased $77,349 to $480,201 in fiscal year 2009 from $402,852 in fiscal year 2008. As a percentage of net sales, our interest expenses and other financial costs decreased to 0.9% in fiscal year 2009 from 1.2% in fiscal year 2008. This increase in interest expenses in fiscal year 2009 was primarily attributable to the increase in outstanding balances of bank loans for working capital as compared to fiscal year 2008.

Income before Minority Interest and Income Taxes. Income before income taxes decreased $3.9 million, or 30.5%, to $8.9 million in 2009 from $12.7 million in 2008. The $3.9 million decrease is related entirely to a $9.5 million non-cash compensation expense incurred as a result of the release of shares pledged as part of our August 2008 financing. More specifically, when the Company achieved earnings targets established in the make good provision in the financing transaction documents and 2,799,799 shares were released to Mr. Kung who placed these shares in escrow, we had to recognize a compensation expense under US GAAP equal to the fair market value of the returned shares which was $9.5 million . Excluding the $9.5 million non-cash charge, income before minority interest and  income taxes increased $5.6 million, or 44.2%, to $18.4 million in fiscal year 2009 from $12.7 million in fiscal year 2008. As a percentage of net sales, the income before minority interest and income tax decreased from 36.9% in fiscal year 2008 to 15.7% in fiscal year 2009. The decrease was primarily attributable to the decrease in gross margin of our fruit concentrate products and increase of general and administrative expenses as stated above.

Minority Interests. Our financial statements reflect an adjustment to our consolidated group net income equal to $209,308 for the fiscal year ended March 31, 2009, reflecting the fact that we had only 75% ownership in Longheda from April 1, 2008 to May 20, 2008.

Provision for Income Taxes. We file separate tax returns in the United States and China. Income taxes of our PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for Longheda is 25%.

A company registered in China is subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the People’s Republic of China effective before January 1, 2008, income tax was generally payable by enterprises at a rate of 33% of their taxable income. Newly established high-technology enterprises, such as our subsidiary Longheda, is entitled to a two-year 50% tax reduction. The tax holiday of Longheda commenced in 2006 and expired in 2007. Longheda was subject to a tax rate of 25% in 2008 and 2009.

In 2007, China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria.

Substantially all of our income was derived from dividends we receive from our PRC operating subsidiary described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

We incurred income tax expenses of $4.1 million in fiscal year 2009, an increase of 255.9% against $1.2 million in fiscal year 2008. The increase was primarily attributable to the 50% tax reduction the Company enjoyed in fiscal year 2009 and the increase of sales revenue and profits.

Net Income. Net income decreased $7.5 million, or 64.3%, to $4.1 million in 2009 from $11.6 million in 2008 due to the noncash compensation charge of $9.5 million incurred in 2009, which is not deductible for tax purposes. Excluding the non-cash compensation charge related to the make good provision of $9.5 million, our net income increased $2.4 million, or 21.2%, to $14.0 million in fiscal year 2009 from $11.6 million in fiscal year 2008, which is the result from our increase in sales from our concentrate juice products during the year. Although the fruit concentrate products have a lower gross profit margin in comparison with other products, the demand for fruit concentrate grew significantly from fiscal year 2008 to fiscal year 2009. We also experienced strong demand for our glazed fruits products in fiscal year 2008 and 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of approximately $4.8 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Year Ended March 31,
	2009	2008
	(Audited)	(Unaudited
		Pro forma)
Net cash provided by operating activities	$6,301	$17,135
Net cash (used in) investing activities	(19,956)	(6,614)
Net cash provided by/(used in) financing activities	11,748	(7,990)
Effect of foreign currency translation on cash and cash equivalents	(429)	570
Cash and cash equivalents at beginning of the period	7,105	4,004
Cash and cash equivalents at end of period	4,769	7,105

Cash Flows from Operating Activities.

Net cash provided by operating activities was $6.3 million in fiscal year 2009, a decrease of $10.8 million, or 63.2% from $17.1 million net cash provided by operating activities in fiscal year 2008. Such decrease of net cash provided by operating activities was primarily attributable to an approximately $9.4 million increase in accounts receivable. The sales trend for the Company was different when compared with prior years as our distributors decreased their demand in our fiscal third quarter due to the effects of the global economic crisis in late 2008. However, demand revived in the fourth quarter. As a result, we have a significant increase in accounts receivable as at March 31, 2009 in compare with March 31, 2008. All of the accounts receivable outstanding as at March 31, 2009 were collected subsequently.

Cash Flows from Investing Activities.

Net cash used in investing activities in fiscal year 2009 was $20.0 million, as compared to $6.6 million in fiscal year 2008. Such increase was primarily attributable to the $13.1 million construction and purchase of a new fruit concentrate production line and the new factory in Mu Dan Jiang and 6.8 million in acquisition of the PRC subsidiary.

Cash Flows from Financing Activities.

Net cash provided by financing activities totaled $11.8 million in fiscal year 2009 in compare with $8.0 million used in financing activities in fiscal year 2008. The net cash provided by financing activities in fiscal year 2009 was primarily result of proceeds from private placement of $7.3 million, loans from shareholders of $7.4 million, proceeds from bank borrowing of $7.3 million minus the repayment of bank borrowing of $10.2 million.

On October 10, 2008, we completed a private placement of our common shares to certain investors for approximately $8.6 million in gross proceeds, resulting in approximately $6.8 million in net proceeds after payment of approximately $0.5million restructuring expenses and $1.3 million in offering expenses.

During the year, we have drawdown 2 bank loans. $2.9 million and $4.4 million on August 13 and August 18 2008 respectively. We repaid $2.9 million, $2.9 million and $4.4 million on August 16, 2008, February 10, 2009 and March 26, 2009 respectively. As of March 31, 2009, we do not have any outstanding of bank loan.

Capital Expenditures

Our capital expenditures were $13.1 million and $0 for the fiscal years ended March 31, 2009 and 2008, respectively. Our capital expenditures were mainly used to expand our production capacity. Our material capital expenditure for fiscal year 2009 was $13.1 million, which was used for constructing a new factory and production line in Mu Dan Jiang.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

Inventories. The cost of finished products inventories includes raw materials, director labor and indirect production costs. Inventories are stated at the lower of cost or market value. We use first-in, first-out methods to value our inventories. During the idle production period, overhead costs, including depreciation, are treated as current-period charges, which charge directly to the general and administrative expense instead of costs of inventories.

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

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of our land purchases in the PRC are considered to be leasehold land and are stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use agreements on a straight-line basis, which is 50 years and will expire in 2055.

Property, plant and equipment, net. Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvement – 10 years; machinery - 10 years; furniture, fixtures and office equipment – 5 years; motor vehicle – 5 years. During the idle period of the plant, depreciation is treated as current-period charges, which charge directly to general and administrative expense.

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

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in fruit products and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

The harvest season for our source fruits are generally from mid July to mid November every year. As fruits collected cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested. Our fruit processing production is generally from mid July to mid November every year. Our fruit beverage production lasts throughout the year since the raw materials we use are not subject to seasonal effect.

Due to the nature of our business, we will generally experience higher sales in the second and third fiscal quarter mainly due to distributors’ (i) efforts to obtain adequate supply of our fruit processing products before the supply diminishes after production ceases in November; and (ii) anticipation of higher demand for fruit processed products as a result of festive seasons at the end of the year and beginning of the following year such as Christmas and the Chinese spring festival.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which became effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company elected not to adopt the fair value provisions of SFAS 159 and the adoption of SFAS159 did not have a significant impact of its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after March 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after March 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 50 years

In May 2008, FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

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

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company is currently evaluating the impact of adopting EITF 03-6-1 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS 165. SFAS 165 is effective for the Company’s fiscal year ending February 28, 2010. The Company does not expect SFAS 165 to have a material effect on its consolidated financial position, results of operations, cash flows or notes to the financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 was issued to amend FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 shall be effective as of the Company’s first annual reporting period and interim reporting periods beginning after November 15, 2009. Earlier application is prohibited. The first such reporting period for the Company will be the fiscal year beginning December 1, 2009. The Company does not expect SFAS 167 to have a material effect on its consolidated financial position, results of operations, cash flows or notes to the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Jinglin Shi, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on our assessment, Mr. Shi and Mr. Cheng determined that, as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Changjun Yu	35	Chairman
Jinglin Shi	34	Chief Executive Officer, President and director
Jingfu Li	66	Director
Tony Chan	37	Director
William Haus	45	Director
Colman Cheng	40	Chief Financial Officer, Treasurer and Secretary
Manjiang Yu	36	Vice President of Sales

Changjun Yu. Mr. Yu is the founder of our company and has served as the chairman of our board of directors since the completion of the reverse acquisition of Fezdale on August 14, 2008. Mr. Yu has been the chairman of our subsidiary Longheda since its formation in 2004. From 2001 to 2003, Mr. Yu was the vice president of sales of Haerbin Shengjinlai Economic and Technology Development Co. Ltd. From 1997 to 2000, He served as the vice president of production and then vice president of sales of Shandong Qingzhou Dajinxing Aviation Beverage Co. Ltd. Mr. Yu has over 13 years of experience in the food industry.

Jinglin Shi. Mr. Shi is one of our founders. He has been our Chief Executive Officer, President and director since the completion of the reverse acquisition of Fezdale on August 14, 2008. Mr. Shi has served as the Chief Executive Officer of our subsidiary Longheda since its formation in 2004. From 2001 to 2003, Mr. Shi worked as the sales manager and then the vice president of sales of Daqing Yuehaitian Economic and Trade Co. Ltd.

Jingfu Li. Mr. Li has over 40 years of teaching experience in the subject of horticulture. For the last 18 years Mr. Li has been working as a professor and doctoral advisor at the Northeast Agricultural University in China. He has also served key roles in horticulture related organizations, such as chairman of the Horticultural Society of Heilongjiang Province, editor of Journal of Chinese Vegetables, member of Crop Varieties Validation Committee in Heilongjiang Province, executive director of the Horticultural Society of China, and chairman of Tomato Branch of the Society of Horticulture in China. Mr. Li graduated from Northeast Agricultural University (formerly known as Northeast Agricultural College) with a Bachelor’s in Science degree in Horticulture. His outstanding contributions have been well recognized by the government and he has been awarded with governmental allowance by the State Council and first prize in Scientific Technology Advancement for “export-oriented vegetables, new varieties of hybrid technology and breeding” in Heilongjiang Province. Mr. Li was appointed as our independent director on June 11, 2009.

Chun Wai (Tony) Chan. Mr. Chan has extensive experience in general assurance and business advisory services in both Hong Kong and China. Moreover, Mr. Chan has over 10 years of experience in public listings in Hong Kong and Singapore, mergers and acquisition as well as corporate finance. Mr. Chan is a Certified Public Accountant in Hong Kong and Australia. Since 2004, Mr. Chan has been working as a director in Yeung, Chan and Associates CPA Limited. He has a Bachelor’s degree in accounting and information system from University of New South Wales and holds a Master’s degree in business administration from University of Manchester. Mr. Chan is the independent non-executive director of three public companies listed on the Hong Kong Stock Exchange: Hans Energy Company Limited; Honbridge Holdings Limited and Wai Chun Mining Industry Group Company Limited. Mr. Chan was appointed as our independent director on June 11, 2009 and he is the chairman of our Audit and Governance and Nominating Committee.

William Haus. Mr. Haus has extensive experience in business and finance for public companies as well as China-based companies. Since August 2008, Mr. Haus is the CEO and director of CS China Acquisition Corporation, a special purpose acquisition corporation focused on effecting a business combination with a China-based private company. Over the past 8 years, Mr. Haus has worked in a variety of roles in analyzing companies and evaluating companies as potential investments. From September 2005 to May 2008, Mr. Haus was the Analyst for The Pinnacle Fund & The Pinnacle China Fund, both of which are hedge funds focused on investment opportunities in the United States and China. Between April 2005 and September 2005, he was the S.V.P. and Equity Research Analyst for Healthcare Information Technology and Pharmaceutical Outsourcing, Stanford Group Company, a securities brokerage firm. From March 2000 to March 2005, Mr. Haus was the Senior Equity Research Analyst for Healthcare Information Technology and Pharmaceutical Outsourcing, Advest, Inc., a securities brokerage firm. Mr. Haus graduated from the State University of New York College at Fredonia with a B.S. in business administration and a B.A. in economics and received a Master of Business Administration from Boston University. He is a Chartered Financial Analyst (CFA) and member of the CFA Institute. Mr. Haus is also independent director of China Valves Technology, Inc. listed on OTCBB. Mr. Haus was appointed as our independent director on June 11, 2009 and he is the chairman of our Compensation Committee.

Sing Kau (Colman) Cheng. Mr. Cheng has been our Chief Financial Officer, Treasurer and Secretary since the completion of the reverse acquisition of Fezdale on August 14, 2008 and the Chief Financial Officer of our subsidiary Longheda since August 2007. Mr. Cheng has over 14 years of auditing, accounting and financial management experience in big four accounting firms and other sizable corporations. From August 2006 to June 2007, he served as an investment manager of KAB Asia Limited. From October 2004 to August 2006, he was a financial controller and company secretary of A&K Education Software Holdings Limited, a GEM listed company in Hong Kong. From February 2003 to October 2004, he was a senior auditor of CCIF CPA Limited. Mr. Cheng received a bachelor’s degree in Accounting from Edith Cowan University in Australia and is an associate member of both the Hong Kong Institute of Certified Public Accountants and CPA Australia.

Manjiang Yu. Mr. Yu has been our Vice President of Sales since the completion of the reverse acquisition of Fezdale on August 14, 2008. Mr. Yu worked as the assistant to the Chief Executive Officer, then the Chief Market Officer of our subsidiary Longheda since its formation in 2004. Before joining Longheda, he served as the president of Daqing High-tech Zone Ruinuo Economic & Trade Co. Ltd. from 2002 to 2004.

Board Composition and Committees

The Board of Directors is currently composed of five members: Jinglin Shi, Changjun Yu, William Haus, Chun Wai Chan and Jingfu Li.

We currently have standing audit, corporate governance and nominating, and compensation committees.

Our audit committee comprises Chun Wai Chan, William Haus and Jingfu Li. Chun Wai Chan serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Mr. Chan serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

The corporate governance and nominating committee comprises Chun Wai Chan, William Haus and Jingfu Li with Mr. Chan as the chairman. The committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

The compensation committee comprises Chun Wai Chan, William Haus and Jingfu Li with William Haus as the chairman. The compensation committee is primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Independent Directors

Our Board is currently composed of five members, three of which, Chun Wai Chan, William Haus and Jingfu Li, are “independent” as that term is defined by Rule 4200(a)(15) of the NASDAQ listing standards.

Policy Regarding Board Attendance

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Transactions with Related Persons; Promoters and Certain Control Persons; Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. In 2009, we were late in filing Form 3 for Jinglin Shi, Changjun Yu and Colman Cheng due to an administrative oversight.

Code of Ethics

We have adopted a Code of Ethics that applies to the Company’s officers, directors and employees.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended March 31, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jinglin Shi, CEO and President (1)	2009	$55,617	-	-	-	-	-	-	$55,617
	2008	$4,040	-	-	-	-	-	-	$4,040
Richard Crimmins, former President, Treasurer and Secretary (2)	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

(1) On August 14, 2008, we acquired Fezdale in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Shi became our Chief Executive Officer, President and director. Prior to the effective date of the reverse acquisition, Mr. Shi served at Fezdale’s wholly owned subsidiary

Longheda as its chief executive officer. The annual, long term and other compensation shown in this table include the amount Mr. Shi received from Longheda prior to the consummation of the reverse acquisition.

(2) Richard Crimmins resigned from all offices he held with us and his position as our director upon the closing of the reverse acquisition of Fezdale on August 14, 2008.

Employment Agreements

On July 30, 2008, our subsidiary Fezdale entered into an employment agreement with Jinglin Shi, our Chief Executive Officer and President. Under the employment agreements, Mr. Shi will receive an annual salary of RMB 600,000 (approximately $87,209). Mr. Shi is subject to customary confidentiality and non-competition covenants as provided in the employment agreement.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended March 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jinglin Shi	0	0	0	0	0	0	0	0	0
Richard Crimmins	0	0	0	0	0	0	0	0	0

Director Compensation

Chun Wai Chan, William Haus and Jingfu Li were appointed directors effective as of June 11, 2009. We entered into separate indemnification agreements with each director. Under the terms of the indemnification agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

On June 11, 2009, we entered into independent director agreement with each of Chun Wai Chan, William Haus and Jingfu Li. Under the terms of the agreements, the Company agreed to pay Mr. Chan an annual fee of $20,000, Mr. Haus an annual fee of $24,000 and Mr. Li an annual fee of $8,721, as compensation for the services provided by them as directors of the Company. The payment will be made on a quarterly basis.

Mr. Jinglin Shi and Mr. Changjun Yu are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 2, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Daqing Longheda Food Company Limited, 5th Floor, Chuangye Building, Chuangye Plaza, Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone, Daqing, Heilongjiang, China 163316.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Changjun Yu	Chairman	Common stock $0.001 par value	0	*
Jinglin Shi	President and CEO	Common stock $0.001 par value	0	*
Colman Cheng	CFO and Secretary	Common stock $0.001 par value	0	*
Manjiang Yu	Vice President of Sales	Common stock $0.001 par value	0	*
All officers and directors as a group (4 persons named above)		Common stock $0.001 par value	0	*
5% Securities Holders
Halter Financial Investments, L.P. 12890 Hilltop Road Argyle, TX 76226		Common stock $0.001 par value	2,513,758	6.96%
Yiu Fai Kung (3)		Common stock $0.001 par value	5,599,598 (3)	15.50%
Honouryear Limited (4)		Common stock $0.001 par value	15,517,217	42.95%
Bestsucceed Limited (5)		Common stock $0.001 par value	9,050,063	25.0%

* Less than 1%

1 Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2 A total of 36,125,754 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of June 25, 2009. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

3 Pursuant to the make good escrow agreements with HFG and the private placement investors described elsewhere in this report , Mr. Kung pledged 2,513,758 and 3,085,840 shares of our common stock owned by him along with blank stock powers, to be held in escrow for the benefit of HFG and investors, respectively. Those escrowed shares will be subject to disbursement to Mr. Kung or to the investors/HFG based on the Company’s financial performance in fiscal years 2009 and 2010.

4 Yiu Fai Kung is the director and sole owner of Honouryear Limited.

5 Kwan Mo Ng is the director and sole owner of Bestsucceed Limited.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On May 16, 2008, our Chairman Changjun Yu entered into a Trademark Transfer Agreement with our company pursuant to which Mr. Yu transferred his rights to the trademark “农珍之冠” to our company for a nominal consideration of RMB 1. In connection with the trademark transfer, Mr. Yu also entered into a Trademark License Agreement with our company pursuant to which Mr. Yu granted us the exclusive rights to use such trademark before the Trademark Office approves the transfer of such trademark. See “Our Business – Intellectual Property.”

  On April 28, 2008, our subsidiary Longheda entered into a financial advisory agreement (the “Financial Advisory Agreement”) with HFG International, Limited. The Financial Advisory Agreement was amended on August 12, 2008. Under the Financial Advisory Agreement, as amended, HFG International, Limited agreed to provide Longheda with financial advisory and consulting services in facilitating Longheda’s going public transaction. In consideration for these services, HFG International, Limited is entitled to $450,000 which will be paid within 45 days after the closing of the going public transaction. HFG International, Limited is an affiliate of Halter Financial Investments, L.P., which was an 87.5% shareholder of our company before the closing of the reverse acquisition of Fezdale and a 6.96% shareholder as of the date of this report. A copy of the Financial Advisory Agreement is filed as Exhibit 10.22 to this Amendment.

  On August 14, 2008, Mr. Kung, the former shareholder of Fezdale, entered into a make good escrow agreement with HFG International, Limited. Pursuant to the agreement, Mr. Kung established an escrow account and delivered to the escrow agent certificates evidencing 2,513,758 shares of our common stock beneficially owned by him along with blank stock powers, to be held for the benefit of HFG International, Limited. Mr. Kung agreed that if the after tax net income (after the exclusion of certain items from the calculation), or ATNI, for the Company’s 2009 fiscal year is less than $13,919,707 or the ATNI for the Company’s 2010 fiscal year is less than $18,495,315, then, in each case, Mr. Kung will transfer to HFG International, Limited 1,256,879 shares. If the ATNI for the Company’s 2009 fiscal year is no less than $13,919,707 or the ATNI for the Company’s 2010 fiscal year is no less than $18,495,315, then, in each case, 1,256,879 shares will be returned to Mr. Kung.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board is currently composed of 5 members, of which Chun Wai Chan, Jingfu Li and William Haus are "independent" as that term is defined by Rule 4200(a)(15) of the NASDAQ Listing Standards. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty to act in good faith in our interest.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by HLB Hodgson Impey Cheng for professional services rendered for the fiscal years ended March 31, 2009 and 2008:

	Year Ended March 31,
	2009	2008
Audit Fees	$476,754	$75,000
TOTAL	$476,754	$75,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by HLB Hodgson Impey Cheng, Certified Public Accountants for our financial statements as of and for the year ended March 31, 2010.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated August 14, 2008, among the registrant, Fezdale and its stockholders (herein incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 14, 2008).

3.1	Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on August 14, 2008 (herein incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on August 20, 2008).

3.2	Amended and Restated Bylaws of the registrant adopted on June 19, 2008 (herein incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on June 20, 2008).

4.1* *	Form of Placement Agent Warrants

5*	Opinion of Holland & Hart LLP as to the legality of the shares.

10.1	Securities Purchase Agreement, dated August 14, 2008, by and among the registrant, Fezdale, Daqing Longheda and the investors listed therein (herein incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.2	Make Good Escrow Agreement, dated August 14, 2008, by and among the registrant, WLT Brothers Capital, Inc., Mr. Yiu Fai Kung and Securities Transfer Corporation (herein incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.3	Make Good Escrow Agreement, dated August 14, 2008, by and among the registrant, HFG International, Limited, Mr. Yiu Fai Kung and Securities Transfer Corporation (herein incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.4	Holdback Escrow Agreement, dated August 14, 2008, by and among the registrant, WLT Brothers Capital, Inc. and Securities Transfer Corporation (herein incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.5	Form of Lock-up Agreement, dated August 14, 2008 (herein incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.6	Form of Escrow Agreement, dated August 14, 2008. (herein incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.7	English Summary of Form of Memorandum of Understanding by and between the registrant and the local governments (herein incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.8	English Summary of Form of Distribution Contract (herein incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.9	English Summary of Trademark License Agreement, by and between Daqing Longheda Food Company Limited and Changjun Yu, dated May 16, 2008 (herein incorporated by reference as Exhibit 10.8 to the Company’s report on Form 8-K filed on August 14, 2008).

10.10	English Summary of Trademark License Agreement, by and between Daqing Longheda Food Company Limited and Changjun Yu, dated May 16, 2008 (herein incorporated by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.11	English Summary of Technology Cooperation Agreement, by and between Daqing Longheda Food Company Limited and College of Food of Heilongjiang Bai Yi Land Reclamation University, dated March 7, 2008 (herein incorporated by reference to Exhibit 10.10 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.12	English Summary of Counter-Guarantee Agreement, by and between Daqing Longheda Food Company Limited and Daqing Industrial and Commercial Guarantee Co., Ltd., dated August 27, 2007 (herein incorporated by reference to Exhibit 10.11 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.13	English Summary of Renminbi Loan Agreement, by and between Daqing Longheda Food Company Limited and Daqing Industrial and Commercial Bank, dated August 24, 2007 (herein incorporated by reference to Exhibit 10.12 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.14	English Summary of Guarantee Agreement, by and between Daqing Industrial and Commercial Guarantee Co., Ltd. and Daqing Industrial and Commercial Bank, dated August 24, 2007 (herein incorporated by reference to Exhibit 10.13 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.15	English Summary of License Agreement, by and between Daqing Longheda Food Company Limited and Shanda Xin Hua Interactive Entertainment Co., Ltd., dated September 15, 2005 (herein incorporated by reference to Exhibit 10.14 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.16	Employment Agreement, by and between the registrant and Colman Cheng, dated August 14, 2008 (herein incorporated by reference to Exhibit 10.15 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.17	Employment Agreement, by and between the registrant and Jinglin Shi, dated August 14, 2008 (herein incorporated by reference to Exhibit 10.16 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.18	Employment Agreement, by and between the registrant and Manjiang Yu, dated August 14, 2008 (herein incorporated by reference to Exhibit 10.17 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.19	Employment Agreement, by and between the registrant and Changjun Yu, dated August 14, 2008 (herein incorporated by reference to Exhibit 10.18 to the Company’s current report on Form 8-K filed on August 14, 2008).

10.20	Amendment to the Securities Purchase Agreement, by and among the Company and the Purchasers identified therein (herein incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 30, 2008).

10.21	Amendment to the Make Good Escrow Agreement, by and among the Company, KUNG Yiu Fai, WLT Brothers Capital, Inc. and Securities Transfer Corporation (herein incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 30, 2008).

10.22 **	Financial Advisory Agreement, by and between the Company and HFG International, Limited, dated April 28, 2008.

21	List of Subsidiary (herein incorporated by reference to Exhibit 21 to the Company’s current report on Form 8-K filed on August 14, 2008).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL LIMITED)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009 AND 2008
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
China Nutrifruit Group Limited
(Formerly known as Fashion Tech International Limited)

We have audited the accompanying consolidated balance sheets of China Nutrifruit Group Limited (formerly known as Fashion Tech International Limited) and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, cash flows for each of the years in the two-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
June 30, 2009

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,768,542	$7,104,849
Trade receivables, net of allowance	11,423,996	1,921,457
Inventory, net	3,692,892	1,955,725
Other current assets	481,679	114,865
Total current assets	20,367,109	11,096,896
Property and equipment, net	16,614,930	7,173,523
Deferred tax assets	1,406,814	875,555
Land use rights, net	189,303	318,120
TOTAL ASSETS	$38,578,156	$19,464,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$-	$2,848,110
Other payables and accrued expenses	2,675,983	494,278
Consideration payable	-	5,353,755
Trade payables	260,322	159,078
Income taxes payable	1,416,835	607,680
Amount due to an affiliate	-	57,219
Total current liabilities	4,353,140	9,520,120
Non-current liabilities:
Amounts due to shareholders	7,407,748	-
TOTAL LIABILITIES	11,760,888	9,520,120

Minority interests	-	4,039,286

Commitments and Contingencies

Shareholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001
None issued and outstanding	-	-
Common stock
Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 36,125,754 shares at March 31, 2009;
(30,166,878 shares at March 31, 2008)	36,126	30,167
Additional paid-in-capital (deficit)	16,746,971	(29,167)
Statutory reserves – restricted	2,873,880	1,713,065
Accumulated other comprehensive income	425,675	812,312
Retained earnings	6,734,616	3,378,311
TOTAL SHAREHOLDERS’ EQUITY	26,817,268	5,904,688
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,578,156	$19,464,094

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31,

	2009	2008
Net sales	$56,418,837	$13,527,015
Cost of sales	(31,777,733)	(7,499,879)
Gross profit	24,641,104	6,027,136
Selling expenses	(2,929,881)	(859,995)
General and administrative expenses (including non-cash stock compensation expense of $9,519,317 in 2009)	(12,408,747)	(535,105)
Operating earnings	9,302,476	4,632,036
Other income (expenses)
Interest expense	(480,201)	(250,985)
Other income	31,730	30,569
Total other income (expenses)	(448,471)	(220,416)
Earnings before minority interests and income taxes	8,854,005	4,411,620
Provision for income taxes	(4,127,577)	(7,384)
Earnings before minority interests	4,726,428	4,404,236
Minority interests	(209,308)	(895,780)
Net earnings	4,517,120	3,508,456
Other comprehensive income
Foreign currency translation	(386,637)	697,712
Comprehensive income	$4,130,483	$4,206,168
Earnings per share
Basic	$0.1351	$0.1163
Diluted	$0.1350	$0.1163
Weighted average number of common stock outstanding
Basic	33,431,434	30,166,878
Diluted	33,451,676	30,166,878

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Statutory		Accumulated
	Preferred stock		Common stock		Additional	Reserves		other	Total
					paid-in	-	Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	capital	restricted	earnings	income	equity

Balance at April 1, 2007	-	$-	30,166,878	$30,167	$(29,167)	$-	$-	$-	$1,000
Acquisition of a subsidiary	-	-	-	-	-	1,539,538	-	114,600	1,654,138
Minority interests’ share of statutory reserves	-	-	-	-	-	43,382	-	-	43,382
Transfer to reserve	-	-	-	-	-	130,145	(130,145)	-	-
Net earnings	-	-	-	-	-	-	3,508,456	-	3,508,456
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	-	697,712	697,712

Balance at March 31, 2008	-	-	30,166,878	30,167	(29,167)	1,713,065	3,378,311	812,312	5,904,688
Effect of reverse acquisition

Recapitalization	-	-	2,873,036	2,873	(24,378)	-	-	-	(21,505)
Share issued in private placement at $2.78 per share	-	-	3,085,840	3,086	8,575,620	-	-	-	8,578,706
Cost of raising capital	-	-	-	-	(1,294,421)	-	-	-	(1,294,421)
Stock compensation expenses related to Make Good Escrow Agreement	-	-	-	-	9,519,317	-	-	-	9,519,317
Transfer to reserve	-	-	-	-	-	1,160,815	(1,160,815)	-	-
Net earnings	-	-	-	-	-	-	4,517,120	-	4,517,120
Other comprehensive income:
Translation adjustments	-	-	-	-	-	-	-	(386,637)	(386,637)

Balance at March 31, 2009	-	$-	36,125,754	$36,126	$16,746,971	$2,873,880	$6,734,616	$425,675	$26,817,268

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2009	2008
Cash flows from operating activities:
Net earnings	$4,517,120	$3,508,456
Adjustments to reconcile net earnings to net cash provided by operating activities
Minority interests	209,308	927,493
Depreciation and amortization	1,049,739	207,836
Loss on disposal of property and equipment	289	-
Benefit for deferred income taxes	(531,259)	(875,555)
Stock compensation cost	9,519,317	-
Changes in operating assets and liabilities:
Trade receivables	(9,404,994)	5,271,640
Inventories	(1,678,154)	4,088,234
Other current assets	(364,374)	624,997
Trade payables	94,590	(603,475)
Amount due to an affiliate	(59,169)	-
Other payables and accrued expenses	2,159,113	(4,437,157)
Income taxes payable	789,452	388,569
Net cash provided by operating activities	6,300,978	9,101,038

Cash flows from investing activities:
Cash (outflow)/inflow from acquisition of subsidiaries	(6,836,284)	423,566
Purchases of property and equipment	(13,123,980)	-
Proceeds from disposal of property and equipment	3,924	-
Net cash (used in)/provided by investing activities	(19,956,340)	423,566

Cash flows from financing activities:
Proceeds from borrowings	7,266,893	-
Repayment of borrowings	(10,173,650)	(3,232,067)
Amounts due to shareholders	7,370,153	-
Proceeds from private placement	8,578,706	-
Cost of raising capital	(1,294,421)	-
Net cash provided by (used in) financing activities	11,747,681	(3,232,067)

Effect of exchange rate on cash and cash equivalents	(428,626)	812,312

(Decrease) increase in cash and cash equivalents	(2,336,307)	7,104,849

Cash and cash equivalents at beginning of year	7,104,849	-

Cash and cash equivalents at end of year	$4,768,542	$7,104,849

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$450,236	$250,985
Income taxes	$3,893,159	$275,259

Supplemental disclosure of non-cash information:
Issuance of warrant	$331,357	$-
Stock compensation cost	$9,519,317	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

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

On August 14, 2008, the Company acquired all of the equity interests of Fezdale, a British Virgin Islands corporation, through a share exchange transaction (the “Share Exchange Transaction”), with the result that the shareholders of Fezdale became the beneficial owners of approximately 83.5% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares have been restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

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

Also, on August 14, 2008, the Company’s majority shareholder, Yiu Fai Kung (“Mr. Kung”), entered into escrow agreements with the private placement investors and HFG International, Limited (“HFG”). Mr. Kung will deliver a certain number of shares of the Company’s common stock owned by him to the investors and HFG pro-rata in accordance with their respective investment amount for no additional consideration if:

(i)	The after tax net income for the fiscal year ending on March 31, 2009 is less than $13,919,707 and fiscal year ending on March 31, 2010 is less than $18,495,315; and

The return to Mr. Kung of any of the make good shares placed in escrow by him is considered to be a separate compensatory arrangement because Mr. Kung is a director of the Company’s subsidiary Fezdale. Accordingly, if any of the required earnings targets are met and shares are returned to Mr. Kung, the Company will recognize a non-cash compensation cost at that time equal to the then fair value of the shares returned (up to a total of 5,599,598 shares). For the year ended March 31, 2009, the earnings target for 2009 of net income of $13,955,178 (before any charges related to the release of any shares from escrow) was met. Accordingly, the Company has recorded a non-cash charge to compensation cost of $9,519,316.6 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares.

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

In November 2007, Solar Sun Holdings Limited (“Solar Sun”), a subsidiary of Fezdale, entered in a share purchase agreement with six owners of Daqing Longheda Food Company Limited (“Longheda”) under which the six owners of Longheda agreed to transfer an aggregate of 75% equity interests in Longheda to Solar Sun for a total consideration of RMB40,000,000. In May 2008, the six founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became the wholly owned subsidiary of Solar Sun (note 4).

Solar Sun Holdings Limited

Solar Sun is a private limited liability company incorporated in Hong Kong on September 12, 2007. Solar Sun is a holding company and has no assets or operations other than its ownership of Longheda.

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of Peoples’ Republic of China in June 2004. Longheda manufactures and sells a variety of food products processed from specialty premium fruits that grow in Northeast China. Currently, Longheda processes 4 types of premium specialty fruits, including golden berry, crab apple, blueberry and raspberry, and sells fresh fruits. Longheda currently has four types of fruit based products, including fruit concentrate, nectar, glazed fruits and fruit beverage. Longheda sells its products through an extensive sales and distribution network covering 19 provinces and 43 cities. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit related products.

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Nutrifruit Group Limited and its subsidiaries (the “Group”). The consolidated financial statements have been prepared in accordance with the US GAAP. The consolidated financial statements of the Group include the accounts of China Nutrifruit Group Limited, Fezdale Investments Limited, Solar Sun Holdings Limited and Daqing Longheda Food Company Limited after the date of acquisition. All significant intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common stocks outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common stocks outstanding and the dilutive effect of common stock equivalents.

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at March 31, 2009 was recorded. Trade accounts receivable is charged off against the allowance after management determines the potential for recovery is remote.

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

Property, plant and equipment, net

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvement – 10 years; machinery - 10 years; furniture, fixtures and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property, plant and equipment was $1,041,111 and $207,836 for the years ended March 31, 2009 and 2008 respectively. During the idle period of the plant, depreciation is treated as current-period charges, which charge directly to general and administrative expense.

Negative goodwill

Negative goodwill represents the excess fair value of the net tangible and identifiable intangible assets acquired in a business combination over the purchase price. The negative goodwill is allocated as a pro rata reduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period which the business combination is completed. (note 4)

Revenue recognition

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the year ended March 31, 2009 and 2008 was $2,103,838 and $438,831 respectively.

Impairment of long-lived assets

Long-lived assets, except indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Group to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. During the period, no impairment on long-lived assets was recorded by the Group.

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of the Group’s land located in the PRC is considered to be leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use agreements on a straight-line basis, which is 50 years and will expire in 2055.

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $22,596 and $86,008 for the years ended March 31, 2009 and 2008 respectively.

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

March 31, 2009
Balance sheet	RMB6.8456 to US$1.00
Statement of income and comprehensive income	RMB6.8805 to US$1.00

March 31, 2008
Balance sheet	RMB7.0222 to US$1.00
Statement of income and comprehensive income	RMB7.4695 to US$1.00

As at March 31, 2009, RMB32,611,383 equivalents to US$4,763,846 (March 31, 2008: RMB49,882,630 equivalents to US$7,103,562) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Statutory reserves

The laws and regulations of the PRC require before an enterprise distributes profits to its owners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves represent restricted retained earnings. The details of surplus reserve fund and common welfare fund are as follows:

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

Stock based compensation

The Company applies Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SFAS 123R allows the “simplified” method to determine the term of employee options when other information is not available.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective March 31, 2008, and the adoption did not have a material impact on its financial position and results of operations. As provided by FSP 157-2, the Company has elected to defer the adoption of SFAS 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact of adopting SFAS 157 on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which became effective for the Company beginning January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company elected not to adopt the fair value provisions of SFAS 159 and the adoption of SFAS159 did not have a significant impact of its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after March 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after March 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and, will be adopted by the Company beginning in the first quarter of fiscal 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 50 years

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect there to be any significant impact of adopting SFAS 163 on its financial position, cash flows and results of operations.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company is currently evaluating the impact of adopting EITF 03-6-1 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS 165. SFAS 165 is effective for the Company’s fiscal year ending February 28, 2010. The Company does not expect SFAS 165 to have a material effect on its consolidated financial position, results of operations, cash flows or notes to the financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 was issued to amend FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 shall be effective as of the Company’s first annual reporting period and interim reporting periods beginning after November 15, 2009. Earlier application is prohibited. The first such reporting period for the Company will be the fiscal year beginning December 1, 2009. The Company does not expect SFAS 167 to have a material effect on its consolidated financial position, results of operations, cash flows or notes to the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4. ACQUISITION OF A SUBSIDIARY

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

$

Cash and cash equivalents	829,317
Trade accounts receivable	7,193,097
Inventories	6,043,959
Other current assets	738,862
Property and equipment, net	11,115,278
Land use right, net	474,453
Borrowings	(6,080,177)
Accounts payable	(762,553)
Other payables and accrued expenses	(4,931,435)
Tax payable	(219,111)

Net assets acquired	14,401,690
Minority interests	(3,186,888)
Statutory reserves	(1,539,538)
Translation adjustment	(114,600)
Negative goodwill	(4,156,062)

Total purchase price	5,404,602

The allocation of the purchase price to assets acquired and liabilities assumed as at the date of acquisition resulted in negative goodwill of $4,156,062. In accordance with SFAS No. 141, Business Combinations, the negative goodwill was allocated as a pro rata reduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. This resulted in the following allocation of negative goodwill:

$
Property and equipment, net	3,985,924
Land use right, net	170,138
Negative goodwill	4,156,062

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

$

Cash and cash equivalents	5,666,951
Trade accounts receivable	2,389,049
Inventories	1,126,973
Other current assets	2,477,178
Property and equipment, net	11,107,547
Land use right, net	502,735
Borrowings	(2,863,365)
Accounts payable	(111,771)
Other payables and accrued expenses	(478,984)
Tax payable	(166,764)

Net assets acquired	19,649,549
Minority interests	(13,452,363)
Statutory reserves	(1,713,065)
Negative goodwill	(3,052,439)

Total purchase price	1,431,682

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

$
Property and equipment, net	2,920,266
Land use right, net	132,173
Negative goodwill	3,052,439

The following table represents the unaudited results of operations of the Company as if the acquisition of Longheda had been consummated as of April 1, 2008 and 2007 and the results are shown for the years ended March 31, 2009 and 2008 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	For the year ended March 31,
	2009	2008
Pro forma Information:
Revenues	$56,418,837	$34,510,140
Net earnings	4,726,428	11,600,804
Net earnings per share – basic	$0.1414	$0.3846
Net earnings per share – diluted	$0.1413	$0.3846
Shares used for computing basic earnings per share	33,431,434	30,166,878
Shares used for computing diluted earnings per share	33,451,676	30,166,878

NOTE 5. CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2009, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

NOTE 6. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the years ended March 31:

	2009	2008
Numerator:
Net earnings	$4,517,120	$3,508,456

Denominator:
Weighted average common stock outstanding	33,431,434	30,166,878
Effect of dilutive warrant	20,242	-
Weighed average common stock and dilutive potential common stock	33,451,676	30,166,878

Basic net earnings per share	$0.1351	$0.1163

Diluted net earnings per share	$0.1350	$0.1163

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

As of March 31, 2009, the Company had 216,009 warrants outstanding and each warrant is convertible into 1 share of the Company’s common stock. The potential dilutive effect of such warrant is 20,242 shares of Company’s common stock.

NOTE 7. INVENTORY

Inventory by major categories at March 31 is summarized as follows:

	2009	2008
Finished goods	$3,578,680	$1,888,650
Raw material	114,212	67,075

	$3,692,892	$1,955,725

NOTE 8. LAND USE RIGHTS, NET

Land use rights, net, at March 31 is summarized as follows:

	2009	2008
Land use rights, at cost	$199,988	$334,250
Less: accumulated amortization	(10,685)	(16,130)

	$189,303	$318,120

For each of the upcoming five years, estimated amortization is expected to be approximately $2,669 per year.

NOTE 9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31 are summarized as follows:

	2009	2008
Buildings	$5,038,316	$1,846,936
Leasehold improvement	1,337,685	-
Machinery	12,361,774	7,254,044
Furniture, fixtures and office equipment	13,690	28,016
Motor vehicles	6,144	22,304
Total	18,757,609	9,151,300
Less: accumulated depreciation	(2,142,679)	(1,977,777)

	$16,614,930	$7,173,523

At March 31, 2009 and 2008, certain of the Group’s plant and machinery with an aggregate net book value of nil and approximately $2,559,000 were pledged to secure the bank borrowings respectively.

NOTE 10. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the year ended March 31,
	2009	2008

Current:
PRC	$4,658,836	$882,939
US	-	-
Other jurisdictions	-	-
Deferred:
PRC	-	-
US	(531,259)	(875,555)
Other jurisdictions	-	-
	$4,127,577	$7,384

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	For the year ended March 31,
	2009	2008
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$1,406,814	$875,555
Less: valuation allowance	-	-
Net deferred tax assets	$1,406,814	$875,555

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all of the assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which temporary differences in those jurisdictions become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

With regard to the US deferred tax assets, the Company believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets, and therefore no valuation allowance has been provided for these assets.

Income taxes

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

The Group adopted the provisions of FIN 48 effective March 31, 2007. Based on its FIN 48 analysis, the Group concluded that the adoption of FIN 48 did not have any impact on the Group’s total liabilities or owners’ equity. The Group’s classifies interests and/or penalties related to income tax matters in income tax expenses. As of March 31, 2009, the Group did not have interests and penalties related to uncertain tax positions. The Group does not anticipate any significant increases or decrease to its liabilities for unrecognized tax benefits within the next twelve months.

The provision for income taxes appearing in the consolidated statement of income represents the current tax expenses. A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended March 31 is as follows:

	2009	2008
Provision for income taxes at statutory rate of 35%	$3,098,902	$1,544,067
Chinese tax rate difference	(1,815,417)	(266,690)
Non-deductible expenses and non-assessable profits	(3,605,932)	(11,402)
Tax losses not yet recognized	6,981,283	9,527
Tax effect of non-deductible temporary difference recognized	(531,259)	(875,555)
Tax effect of preferential tax treatment granted by the State Tax Bureau of the PRC	-	(392,563)
Income taxes	$4,127,577	$7,384

For the year ended March 31, 2009, the Company incurred a non-cash charge for stock compensation expense of $9,519,317, which is not deductible for tax purposes.

Foreign pretax earnings approximated $18,331,000 and $4,299,000 for the year ended March 31, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At March 31, 2009, $15,014,000 of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,201,000 would have to be provided if such earnings were remitted currently.

NOTE 11. BORROWINGS

The Group's borrowings are summarized as follows:

	March 31,	March 31,
	2009	2008

Bank borrowings	$-	$2,848,110

The interest rates are based on the bank’s best lending rate plus a certain percentage and the credit lines are normally subject to periodic review. The range of effective interest rates (which are also equal to contracted interest rates) on the Group’s borrowings for the year ended March 31, 2008 was 8.42% per annum. Plant and machinery with an aggregate net book value of approximately $2,559,000 as of March 31, 2008 were pledged to secure such bank borrowings.

NOTE 12. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows:

	March 31,	March 31,
	2009	2008

Accruals	$586,782	$206,910
Value added tax payables	1,034,195	229,838
Other payables	1,055,006	57,530
	$2,675,983	$494,278

The other payables mainly comprised the amount payable to the suppliers of property and equipment, amounting to $960,544 as of March 31, 2009.

NOTE 13. AMOUNTS DUE TO SHAREHOLDERS

	March 31,	March 31,
	2009	2008

Mr. Yiu Fai Kung	$5,185,423	$-
Mr. Kwan Mo Ng	2,222,325	-
	$7,407,748	$-

The amounts due to shareholders are unsecured, interest free and no fixed terms of repayment.

NOTE 14. AMOUNT DUE TO AN AFFILIATE

The amount due to an affiliate is unsecured, interest free and repayable on demand.

NOTE 15. SHAREHOLDERS’ EQUITY

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

In connection with the Company’s private placement on August 14, 2008, the Company entered into two make good escrow agreements, under which 5,599,598 shares of the Company’s common stock held by Yiu Fai Kung, the Company’s major shareholder, were placed in escrow. For each of the calendar years 2009 and 2010, 2,799,799 shares will be released to the investors or Halter or returned to the shareholder, depending on the fulfillment of specified earnings targets. The specified earnings target for fiscal year 2009 was net income of $13,919,707 and for fiscal year 2010 the target is net income of $18,495,315. In the event that shares are required to be released from escrow to the Investors or Halter, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Mr. Kung of any of the shares placed in escrow by him is considered to be a separate compensatory arrangement because Mr. Kung is a director of the Company’s subsidiary Fezdale. Accordingly, if any of the required earnings targets are met and shares are returned to Mr. Kung, the Company will recognize a non-cash compensation cost at that time equal to the then fair value of the shares returned. For 2009, the earnings target of net income of $13,919,707 (before any charges related to the release of any shares from escrow) was met and accordingly, the Company recorded a non-cash charge to compensation cost of $9,519,316.6 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares.

Warrants

In connection with the private placement which closed on October 10, 2008, WLT Brothers Capital, Inc., Wentworth Securities, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents, received, as partial compensation, warrants to purchase 66,171, 95,781 and 54,057 shares of the Company’s common stock, respectively. The warrants have a term of 3 years and are immediately exercisable at $2.78 per share, subject to the usual adjustments for certain corporate events. As at March 31, 2009, all the warrants are outstanding.

The Company valued the warrants by Trinomial option pricing model with the amount of $331,357 which recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial option pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the year ended March 31, 2009 were as follows:

Year ended
March 31, 2009
Risk free interest rate	3.479%
Expected volatility	59.92%
Expected dividend rate	-%
Expected life (years)	3

NOTE 16. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were approximately $292,986 and $16,836 for the year ended March 31, 2009 and 2008 respectively.

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Company leases its office space under non-cancellable operating leases in PRC. Minimum future rental payments required under non-cancellable operating leases in effect as of March 31, 2009 are as follows by year:

2009	$742
$742

Rent expense for the years ended March 31, 2009 and 2008 was $34,773 and $12,515 respectively.

NOTE 18. RELATED PARTY BALANCES AND TRANSACTIONS

On May 16, 2008, Chairman Changjun Yu (“Mr. Yu”) entered into a Trademark Transfer Agreement with the Company pursuant to which Mr. Yu transferred his rights to the trademark “农珍之冠” to the Company for RMB 1. In connection with the trademark transfer, Mr. Yu also entered into a Trademark License Agreement with the Company pursuant to which Mr. Yu granted the Company the exclusive rights to use such trademark before the Trademark Office approves the transfer of such trademark.

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

NOTE 19. SUBSEQUENT EVENTS

On June 8, 2009, Longheda, the indirect, wholly-owned subsidiary of China Nutrifruit Group Limited, entered into a lease agreement (the "Lease Agreement") with Daqing Chuangye Plaza Co. Ltd. for its headquarters on the fifth floor of Daqing Chuangye Building in Daqing, China (the "Lease"). The Lease is for a one-year from June 8, 2009 to June 7, 2010 and covers space totaling approximately 966.13 square meters. The total cash obligation over the term is RMB 71,694 (approximately $10,481). Longheda has the option to extend the lease and the option to terminate the Lease upon written notice to Daqing Chuangye Plaza Co. Ltd. at least three months prior to the end of the lease term. The facility will be used for headquarters functions, as well as general administrative office uses and activities such as sales and training.

On June 11, 2009, Messrs. Chun Wai Chan, William Haus and Jingfu Li were elected as independent directors of the Company.

End of consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)
UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated financial statements give effect to the acquisition of 100% equity interest of Fezdale as a reverse acquisition in the form of a recapitalization and the acquisition of 100% equity interest of Longheda..

The unaudited pro forma consolidated financial statements present the results of operations of China Nutrifruit Group Limited (“China Nutrifruit”) and Longheda as they would have appeared had the recapitalization and acquisition consummated on April 1, 2007 for the purposes of the unaudited pro forma statements of income and cash flows.

A pro forma balance sheet has not been provided since the historical consolidated balance sheet of China Nutrifruit Group Limited and its subsidiaries as of March 31, 2008 provided in this financial statement includes the effects of the recapitalization.

These unaudited pro forma consolidated financial statements are for informational purposes only. They do not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, nor do they purport to represent results of operations for any future period or financial position for any future date. These statements do not reflect any cost savings or other benefits that may be obtained through synergies among the operations of China Nutrifruit and Longheda.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Stated in US Dollars)
FOR THE YEAR ENDED MARCH 31, 2008

	China	Fezdale	Solar Sun	Longheda
	Nutrifruit
	Year ended	Year ended	Year ended	Year ended
	March	March	March	March	Pro Forma	Pro Forma
	31, 2008	31, 2008	31, 2008	31, 2008	Adjustments	Combined

Net sales	$-	$-	$-	$34,510,140		$34,510,140
Cost of sales	-	-	-	(18,947,091)	(B) 779,118	(18,167,973)

Gross profit	-	-	-	15,563,049		16,342,167

Selling, general and administrative expenses	(17,672)	(54,404)	(51)	(3,155,007)		(3,227,134)

Operating earnings	(17,672)	(54,404)	(51)	12,408,042		13,115,033

Other income (expenses)
Interest expenses	(132)	-	(43)	(402,677)		(402,852)
Other income	-	-	60	30,509		30,569
Total other income (expenses)	(132)	-	17	(372,168)		(372,283)

Earnings before income taxes	(17,804)	(54,404)	(34)	12,035,874		12,742,750

Provision for income taxes	-	-	-	(2,035,305)	(C) 875,555	(1,159,750)

Net earnings	$(17,804)	$(54,404)	$(34)	$10,000,569		$11,583,000

Earnings per share
Basic and diluted	$(0.0013)					$0.3840

Weighted average number of common stock outstanding
Basic and diluted	14,030,730				(A)16,136,148	30,166,878

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
(FORMERLY KNOWN AS FASHION TECH INTERNATIONAL, INC.)
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)
FOR THE YEAR ENDED MARCH 31, 2008

Year ended
March 31, 2008
Operating activities:
Net earnings	$11,583,000
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	351,213
Benefit for deferred income taxes	(875,555)
Changes in operating assets and liabilities:
Trade receivables, net	207,462
Inventory	(478,237)
Other current assets	(95,264)
Amount due to an affiliate	30,088
Trade payables	15,087
Consideration payable	6,615,101
Income taxes payable	281,232
Other payables and accrued expenses	(498,893)
Net cash provided by operating activities	17,135,234

Investing activities:
Cash outflow from acquisition of subsidiaries	(6,614,085)
Net cash used in investing activities	(6,614,085)

Financing activities:
Proceeds from borrowings	5,355,096
Repayment of borrowings	(6,023,468)
Contribution from shareholders	36,707
Dividend paid	(7,758,278)
Proceeds from private placement	400,000
Net cash used in financing activities	(7,989,943)

Increase in cash and cash equivalents	2,531,206

Effect of exchange rate on cash and cash equivalents	569,928

Cash and cash equivalents at beginning of the period	4,003,715

Cash and cash equivalents at end of the period	$7,104,849

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$402,677
Income tax	$1,754,073

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

Pro forma adjustments on the attached financial statements include the following:

(A)	To record the issuance of 30,166,878 shares of China Nutrifruit Group Limited’s common stock in connection with the recapitalization.

(B)	To record the adjustment of depreciation of property and equipment and amortization of land use rights due to the effect of negative goodwill arising from the acquisition of Longheda.

(C)

To record the deferred tax expenses due to the effect of negative goodwill arising from the acquisition of Longheda, as it generated a temporary difference between tax base and accounting base of the property, and equipment.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 30, 2009

CHINA NUTRIFRUIT GROUP LIMITED By: /s/ Jinglin Shi Jinglin Shi Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Jinglin Shi	Chief Executive Officer and President (Principal Executive Officer)

/s/ Colman Cheng	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Changjun Yu	Chairman of the board

/s/ Chun Wai Chan	Director

/s/ William Haus	Director

/s/ Jingfu Li	Director

Date: June 30, 2009