Form 10-Q
period 2009-06-30
China Nutrifruit Group LTD
filed 2009-08-14
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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
Daqing, Heilongjiang China 163316
(Address of principal executive offices, Zip Code)

(86) 459-8972870
(Registrant’s telephone number, including area code)

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

Yes ☒             No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,125,754

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009 AND
FOR THE THREE MONTHS ENDED JUNE 30, 2009

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Stated in US Dollars)

	June 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,855,056	$4,768,542
Trade receivables, net of allowance	3,851,530	11,423,996
Inventory, net	730,802	3,692,892
Other current assets	210,080	481,679
Total current assets	20,647,468	20,367,109
Property, plant and equipment, net	16,262,680	16,614,930
Deferred tax assets	1,347,362	1,406,814
Land use rights, net	188,367	189,303
TOTAL ASSETS	$38,445,877	$38,578,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$1,934,496	$2,675,983
Trade payables	185,195	260,322
Income taxes payable	525,315	1,416,835
Total current liabilities	2,645,006	4,353,140
Non-current liabilities:
Amounts due to shareholders	7,408,614	7,407,748
TOTAL LIABILITIES	$10,053,620	$11,760,888

Commitments and Contingencies

Stockholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001
None issued and outstanding	-	-
Common stock
Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 36,125,754 shares as at June 30, 2009;
(36,125,754 shares as at March 31, 2009)	36,126	36,126
Additional paid-in-capital	16,746,971	16,746,971
Statutory reserves - restricted	2,873,880	2,873,880
Accumulated other comprehensive income	427,983	425,675
Retained earnings	8,307,297	6,734,616
TOTAL STOCKHOLDERS’ EQUITY	28,392,257	26,817,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,445,877	$38,578,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)

	Three months ended
	June 30,
	2009	2008

Net sales	$9,358,205	$5,163,856

Cost of sales	(5,436,273)	(2,435,948)

Gross profit	3,921,932	2,727,908

Selling, general and administrative expenses	(1,771,853)	(789,649)

Operating earnings	2,150,079	1,938,259

Other income (expenses)
Interest expenses	-	(49,416)
Other income	7,744	31
Total other income (expenses)	7,744	(49,385)

Earnings before noncontrolling interests and income taxes	2,157,823	1,888,874

Provision for income taxes	(585,142)	19,578

Earnings before noncontrolling interests	1,572,681	1,908,452

Noncontrolling interests	-	(209,308)

Net earnings	$1,572,681	$1,699,144

Other comprehensive income
Foreign currency translation	2,308	145,894
Comprehensive income	$1,574,989	$1,845,038
Earnings per share
Basic	$0.0435	$0.0563
Diluted	$0.0435	$0.0563
Weighted average number of common stock outstanding
Basic	36,125,754	30,166,878
Diluted	36,159,994	30,166,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	Three months ended
	June 30,
	2009	2008
Operating activities:
Net earnings	$1,572,681	$1,699,144
Adjustments to reconcile net earnings to net cash provided by operating activities
Noncontrolling interests	-	209,308
Benefit for deferred income taxes	59,453	(720,131)
Depreciation and amortization	356,052	219,069
Changes in operating assets and liabilities:
Trade receivables, net	7,579,205	(1,251,809)
Inventory	2,964,635	1,823,129
Other current assets	271,591	(3,755,270)
Trade payables	(75,212)	7,622
Income taxes payable	(892,322)	488,869
Other payables and accrued expenses	(742,238)	292,087
Net cash provided by / (used in) operating activities	11,093,845	(987,982)

Net cash provided by investing activities	-	-

Net cash provided by financing activities	-	-

Increase / (decrease) in cash and cash equivalents	11,093,845	(987,982)

Effect of exchange rate on cash and cash equivalents	(7,331)	141,417

Cash and cash equivalents at beginning of the period	4,768,542	7,103,562

Cash and cash equivalents at end of the period	$15,855,056	$6,256,997

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$-	$49,416
Income tax	$1,418,823	$367,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Fezdale Investments Limited

Fezdale is a private limited liability company incorporated in British Virgin Island on August 22, 2007.

In November 2007, Solar Sun Holdings Limited (“Solar Sun”), a subsidiary of Fezdale, entered in a share purchase agreement with six owners of Daqing Longheda Food Company Limited (“Longheda”) under which the six owners of Longheda agreed to transfer an aggregate of 75% equity interests in Longheda to Solar Sun for a total consideration of RMB40,000,000. In May 2008, the six founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became the wholly owned subsidiary of Solar Sun.

Solar Sun Holdings Limited

Solar Sun is a private limited liability company incorporated in Hong Kong on September 12, 2007. Solar Sun is a holding company and has no assets or operations other than its ownership of Longheda.

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of Peoples’ Republic of China in June 2004. Longheda manufactures and sells a variety of food products processed from specialty premium fruits that grow in Northeast China. Currently, Longheda processes 4 types of premium specialty fruits, including golden berry, crab apple, blueberry and raspberry, and sells fresh fruits. Longheda currently has four types of fruit based products, including fruit concentrate, nectar, glazed fruits and fruit beverage. Longheda sells its products through an extensive sales and distribution network covering 19 provinces and 43 cities. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit or food related products.

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

The interim condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the annual results for the year ending March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
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

Segment information

The Group identifies and classifies its operating segment based on the nature of the products with similar economic characteristics. No segment information is provided as the Group only has one business and geographical segment. The Group’s reportable segment is the manufacture and sale of food products, which the operations are located in PRC and sales were predominately made to customers located in the PRC.

Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly the Group’s business, financial position may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at June 30, 2009 was recorded. Trade accounts receivable is charged off against the allowance after management determines the potential for recovery is remote.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
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

Property, plant and equipment, net

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and equipment – 5 years; motor vehicles – 5 years. Depreciation of property, plant and equipment were $355,102 and $215,508 for the three months period ended June 30, 2009 and 2008 respectively. During the idle period of the plant, depreciation is treated as current-period charges, which charge directly to general and administrative expense.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income.

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the three months ended June 30, 2009 and 2008 were $711,530 and $205,904 respectively.

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

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $4,642 and nil for the three months ended June 30, 2009 and 2008 respectively.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

Foreign currency translation (Continued)

June 30, 2009
Balance sheet	RMB6.8448 to US$1.00
Statement of income and comprehensive income	RMB6.8399 to US$1.00

March 31, 2009
Balance sheet	RMB6.8456 to US$1.00
Statement of income and comprehensive income	RMB6.8805 to US$1.00

As at June 30, 2009, RMB106,792,383 equivalents to US$15,601,973 (March 31, 2008: RMB32,611,383 equivalents to US$4,763,846) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter fiscal of 2010. The Company does not expect there to be any significant impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by the Company beginning in the first quarter fiscal of 2010. The Company does not expect there to be any significant impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter fiscal of 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

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

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 1, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter fiscal of 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 3. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three months ended June 30 are as follows:

	Three months ended
	June 30,
	2009	2008
Numerator:
Net earnings available to common shareholders	$1,572,681	$1,699,144
Denominator:
Weighted average common stock	36,125,754	30,166,878
Dilutive potential common stock	36,159,994	30,166,878
Basic net earnings per share	$0.0435	$0.0563
Diluted net earnings per share	$0.0435	$0.0563

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

NOTE 4. INVENTORY, NET

At June 30, 2009 and March 31, 2009, inventory is comprised of the following:

	June 30,	March 31,
	2009	2009
Finished goods	$553,902	$3,578,680
Raw material	176,900	114,212
	$730,802	$3,692,892

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, at June 30, 2009 and March 31, 2009 are summarized as follows:

	June 30,	March 31,
	2009	2009
Buildings	$5,039,079	$5,038,316
Leasehold improvement	1,337,841	1,337,685
Machinery	12,364,046	12,361,774
Furniture, fixtures and office equipment	13,694	13,690
Motor vehicles	6,148	6,144
Total	$18,760,808	$18,757,609
Less: accumulated depreciation	(2,498,128)	(2,142,679)
	$16,262,680	$16,614,930

NOTE 6. AMOUNTS DUE TO SHAREHOLDERS

	June 30,	March 31,
	2009	2009
Mr. Yiu Fai Kung	$5,186,030	$5,185,423
Mr. Kwan Mo Ng	2,222,584	2,222,325
	$7,408,614	$7,407,748

The amounts due to shareholders are unsecured, interest free and no fixed terms of repayment.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows:

	June 30,	March 31,
	2009	2009
Accruals	$490,610	$586,782
Value added tax payables	387,793	1,034,195
Other payables	1,056,093	1,055,006
	$1,934,496	$2,675,983

The other payables mainly comprised the amount payable to the suppliers of property and equipment, amounting to $960,656 as of June 30, 2009 (as of March 31, 2009: $960,544).

NOTE 8, PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the three months ended
	June 30,
	2009	2008

Current:
PRC	$525,690	$700,553
Other jurisdictions	-	-
Deferred:
PRC	59,452	(720,131)
Other jurisdictions	-	-
	585,142	(19,578)

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	June 30,	March 31,
	2009	2009
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$1,347,362	$1,406,814
Less: valuation allowance	-	-
Net deferred tax assets	$1,347,362	$1,406,814

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
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

The Group adopted the provisions of FIN 48 effective August 22, 2007. Based on its FIN 48 analysis, the Group concluded that the adoption of FIN 48 did not have any impact on the Group’s total liabilities or owners’ equity. The Group’s classifies interests and/or penalties related to income tax matters in income tax expenses. As of June 30, 2009, the Group did not have interests and penalties related to uncertain tax positions. The Group does not anticipate any significant increases or decrease to its liabilities for unrecognized tax benefits within the next twelve months.

The provision for income taxes appearing in the consolidated statement of income represents the current tax expenses. A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the three months ended June 30 is as follows:

	2009	2008
Provision for income taxes at statutory rate of 35%	$755,238	$661,106
Chinese tax rate difference	(198,243)	(178,283)
Non-deductible expenses and non-assessable profits	(83,293)	(30,724)
Tax losses not yet recognized	51,987	3,546
Tax effect of non-deductible temporary difference recognized	59,453	(720,131)
Under provision in previous year	-	244,908
Income taxes	$585,142	$(19,578)

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10. STOCKHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2009, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001. At June 30, 2009, 36,125,754 shares of common stock and none of the shares of preferred stock, respectively, were issued and outstanding.

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

NOTE 11. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were approximately $83,549 and $63,263 for the three months ended June 30, 2009 and 2008 respectively.

NOTE 12. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months ended June 30 is as follows:

China Nutrifruit Group Limited, common stockholders

		Accumulated other
	Retained earnings	comprehensive income	Totals
At April 1, 2009	$6,734,616	$425,675	$7,160,291
Net profit	1,572,681	-	1,572,681
Translation adjustments	-	2,308	2,308
At June 30, 2009	$8,307,297	$427,983	$8,735,280

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

China Nutrifruit Group Limited, common stockholders

		Accumulated
		other
	Retained	comprehensive	Noncontrolling
	earnings	income	interests	Totals
At April 1, 2008	$3,378,311	$812,321	$4,039,286	$8,229,918
Net profit	1,699,144	-	209,308	1,908,452
Translation adjustments	-	145,894	-	145,894
At June 30, 2008	$5,077,455	$958,215	$4,248,594	$10,284,264

NOTE 13. SIGNIFICANT CONCENTRATIONS AND RISK

(a) Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2009, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

NOTE 14. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases certain office premises and buildings under non-cancelable leases. Minimum future rental payments required under non-cancellable operating leases in effect as of June 30, 2009 are as follows:

Not later than 1 year	$10,474
Later than 1 year and not later than 5 years	-
$10,474

Rent expenses for the three months ended June 30, 2009 was $10,370.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through the date of this filing, which is the date the financial statements were issued. During the period, the Company did not have any material subsequent events that impacted our condensed consolidated financial statements.

- End of condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act"”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2009, and other risks and uncertainties mentioned in this Form 10-Q or our other reports filed with the Securities and Exchange Commission. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Overview

We are a holding company and conduct all our operations through our indirect, wholly owned subsidiary Longheda, which is a leading producer of premium specialty fruit based products in China. We develop, process, market and distribute a variety of food products processed primarily from premium specialty fruits grown in Northeast China, including golden berries, crab apple, blueberries and raspberries. Our primary product offering includes fruit concentrate, nectar, glazed fruits, beverage as well as fresh fruits. We sell our products through an extensive nationwide sales and distribution network covering 19 provinces and 43 cities in China. As of June 30, 2009, this network was comprised of 70 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit or food related foods, and our fresh fruits are mainly sold to fruit supermarkets. We currently operate from our manufacturing facility located in Daqing City and Mu Dan Jiang City, Heilongjiang province, China where abundant supply of a variety of premium specialty fruits is available. We have four fruit processing lines with an aggregate capacity of 15,960 tons and one beverage production lines with a capacity of 10,800 tons.

First Fiscal Quarter Financial Highlights

We experienced strong demand for our products and significant growth in our revenues this quarter, but our net income decreased slightly primarily as a result of the increased income tax and generally and administrative expenses for being a U.S. public company. The fruit processed product market in China continued to expand in this quarter, due in part to the economic stimulus program initiated by the Chinese government which stimulated the economy and domestic demand in China. We also benefited from having sufficient products in inventory from the last production season which allowed us to meet the increased demand in this quarter. Due to the high demand for our products, we sold almost all of our products produced during last production season and our closing finished products inventory as of June 30, 2009 was approximately $0.6 million. We have started the production for the new season on July 18, 2009. As we expect the demand for our fruit products will continue to grow, we plan to further increase our production capacity. In the meantime, we will continue to focus on reducing costs, increasing sales and improving our operational efficiency.

The following are some of our financial results for the first fiscal quarter of 2010 in comparison to our financial results for the first fiscal quarter of 2009:

  Net Sales: Net sales increased $4.2 million, or 81.2%, to $9.4 million for the first fiscal quarter of 2010 from $5.2 million for the same period last year, primarily as a result of increased sales volume.
  Gross Margin: Gross margin was 41.9% for the first fiscal quarter of 2010, as compared to 52.8% for the same period last year.
  Net Income: Net income decreased $126,463, or 7.4%, to $1.6 million for the first fiscal quarter of 2010, from $1.7 million for the same period last year.
  Fully diluted earnings per share: Fully diluted earnings per share were $0.0435 for the first fiscal quarter of 2010, as compared to $0.0563 for the same period last year. The decrease in fully diluted net income per share was mainly because more shares of our common stock were outstanding in this quarter as a result of the shares issued in connection with the private placement transaction and share exchange transaction last year.

Taxation

United States

China Nutrifruit Group Limited is subject to United States income tax at a tax rate of 35%. No provision for income taxes in the United States has been made as China Nutrifruit had no income taxable in the United States during the three months ended June 30, 2009.

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

In 2007, China passed the new Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria. Longheda has been subject to a tax rate of 25% since 2008. We expect that the tax rate of 25% currently applicable to Longheda will remain unchanged in 2009.

Substantially all of our income may be derived from dividends received from our PRC operating subsidiary Longheda. The New EIT Law and its implementing rules generally, for PRC enterprise income tax purposes, provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises whose jurisdiction of incorporation has signed a tax treaty with China. Since China and US have signed a tax treaty to avoid double taxation, we expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiary but this treatment will depend on our status as a non-resident enterprise.

Results of Operations

We discuss below our results of operations based on the unaudited consolidated financial statements of the Company for the three-month periods ended June 30, 2009 and 2008. Our subsidiary Solar Sun acquired 75% of the ownership of Longheda on November 12, 2007 and the remaining 25% on May 21, 2008. For the period from April 1, 2008 to May 21, 2008, we reflect 75% of the results of Longheda in our condensed consolidated financial statements. For the period from May 21, 2008 to June 30, 2008, we reflect 100% of the results of Longheda in our condensed consolidated financial statements.

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	For the three months		For the three months
	ended		ended
(Unaudited)	June 30, 2009		June 30, 2008

	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
		of Net Sales		of Net Sales
Net Sales	$9,358	100.0%	$5,164	100.0%
Costs of Sales	5,436	58.1%	2,436	47.2%
Gross profit	3,922	41.9%	2,728	52.8%
Selling expenses	829	8.9%	403	7.8%
General and administrative expenses	943	10.1%	387	7.5%
Operating income	2,150	22.9%	1,938	37.5%
Other income	8	0.2%	-	0.0%
Interest expenses	-	0.0%	49	1.0%
Income before noncontrolling interests and income taxes	2,158	23.1%	1,889	36.6%
Provision for Income taxes	585	6.3%	(20)	0.4%
Noncontrolling interests	-	0.0%	209	4.0%
Net income	1,573	16.8%	1,700	32.9%
Earnings per share (basic and diluted)	0.0435		0.0563

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.83992 to $1 for the three months ended June 30, 2009 and the rate of RMB 6.96957 to $1 for the three months ended June 30, 2008.

Net Sales. Our net sales consist of revenue derived from the sale of our fruit and fruit based products. Net sales increased $4.2 million, or 81.2% to $9.4 million for the three months ended June 30, 2009 from $5.2 million for the three months ended June 30, 2008. The increase was mainly attributable to the increased sales volume of our products. Market demand for our products was strong in this quarter, due, in part, to the Chinese government’s economic stimulus program which stimulated domestic demand and economy. We also had more sufficient inventory in this quarter than the same period last year. Due to the strong demand, we sold almost all of our stored products and our closing finished products inventory was approximately $0.6 million as of June 30, 2009. We have commenced our fruit process production on July 18, 2009 and believe that we will have sufficient products to meet the market demand in the near future. However, as we expect the demand for our fruit products will continue to grow, we plan to further increase our production capacity.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Our cost of sales increased $3.0 million, or 123.2%, to $5.4 million for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008. This increase was primarily due to increase in sales volume. We also sold a higher percentage of fruit concentrate and concentrate pulp products which generally have a higher per unit cost in compare to glazed fruit and nectar products. The percentage of revenue generated from fruit concentrate, glazed fruit, nectar and concentrate pulp products for the 3 months period ended June 30, 2009 were approximately 38.8%, 11.1%, 9.0% and 29.8% as compared to 28.9%, 26.9%, 27.5% and 0% for the same period last year, respectively.

Gross Profit. Our gross profit is equal to our net revenues less our cost of sales. Our gross profit increased by $1.2 million to $3.9 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008. Gross profit as a percentage of net sales was 41.9% for the three months ended June 30, 2009 as compared to 52.8% for the same period last year. The decrease in gross margin was mainly because we sold a higher percentage of fruit concentrate and concentrate pulp products in the three months period ended June 30, 2009 which had a relatively lower margin as compared to glazed fruit and nectar products. The gross margin for fruit concentrate, glazed fruit, nectar and concentrate pulp products for the 3 months period ended June 30, 2009 were 36.2%, 65.5%, 67.3% and 38.1%, as compared to 42.9%, 65.5%, 69.5% and 0% for the same period last year, respectively.

Selling and General and Administrative Expenses. Our selling and general and administrative expenses increased $1.0 million, or 124.4%, to $1.8 million for the three months ended June 30, 2009 from $789,649 for the three months ended June 30, 2008.

Our selling expenses include sales commissions, transportation cost, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. The selling expenses increased $425,950 or 105.7%, to $828,749 for the three months ended June 30, 2009 from $402,799 for the three months ended June 30, 2008. It was 1.1% increase in percentage of net sales from 7.8% for three months ended June 30, 2008 to 8.9% for the three months ended June 30, 2009. The increase was primarily attributed to increase in sales volume and increase in transportation cost.

Our general and administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased $556,254 or 143.8%, to $943,104 for the three months ended June 30, 2009 from $386,850 for the three months ended June 30, 2008. As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2009 increased by 2.6% to 10.1%, as compared to 7.5% for the three months ended June 30, 2008. This percentage increase was primarily attributable to the increase of the professional fee and other expenses incurred by the company for being a U.S. public company after the reverse acquisition transaction on August 14, 2008.

Interest Expenses. We did not have any interest expenses for the quarter because we had repaid all outstanding bank loans on March 26, 2009.

Income before Noncontrolling Interests and Income Taxes. Income before noncontrolling interests and income taxes increased $268,949, or 14.2%, to $2.2 million for the three months ended June 30, 2009 from $1.9 million for the three months ended June 30, 2008. Income before noncontrolling interests and income taxes as a percentage of net sales decreased from 36.6% for the three months ended June 30, 2008 to 23.1% for the three months ended June 30, 2009. The percentage decrease was primarily attributed to the decrease in gross margin and increase in general and administrative expenses as discuss above.

Provision for Income Tax. We incurred income tax expense of $585,142 and $(19,578) during the three months ended June 30, 2009 and 2008, respectively. The provision of income tax for PRC tax for the three months period ended June 30, 2009 and 2008 were $525,690 and $700,553, respectively. The negative provision for the taxation of $19,578 was due to the deferred tax of $720,131 arising from the temporary difference recognized from the 25% of equity interest of Longheda acquired by Solar Sun in May 2008.

Net Income. Our net income decreased $126,463 or 7.4%, to $1.6 million for the three months ended June 30, 2009 from $1.7 million for the three months ended June 30, 2008, mainly as a result of the increase in general and administrative expenses and income taxes as discussed above..

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $15.9 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow
(All amounts in thousands of U.S. dollars)

(Unaudited)	Six Months Ended June 30,
	(in thousands)
	2009	2008

Net cash provided by/(used in) operating activities	$11,094	$(988)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Effect of exchange rate on cash and cash equivalents	(8)	141
Cash and cash equivalents at beginning of the period	4,769	7,104
Cash and cash equivalents at end of period	15,855	6,257

Cash Flows from Operating Activities.

Net cash provided by operating activities was $11.1 million for three months ended June 30, 2009, an increase of $12.1 million from $1.0 million net cash used in operating activities for three months ended June 30, 2008. The increase in net cash provided by operating activities was primarily attributable to decrease in trade receivables and inventory of $7.6 million and $3.0 million for three months ended June 30, 2009, respectively. We recorded high sales in the quarter ended March 31, 2009 and the $11.4 million trade receivables as of March 31, 2009 were fully collected in this quarter. In addition, our sales in this quarter were mainly finished products inventory processed in the last production season. We commenced this season’s production in July 2009.

Cash Flows from Investing Activities.

We had no investing activities for the three months ended June 30, 2009 and 2008.

Cash Flows from Financing Activities.

We had no financing activities for the three months ended June 30, 2009 and 2008.

As of June 30, 2009, we did not have any outstanding bank loans. We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. We may require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Recently Issued Accounting Pronouncements

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

In May 2008, FASB issued Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles . This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In May 2008, FASB issued Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 . Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect there to be any significant impact of adopting SFAS 163 on its financial position, cash flows and results of operations.

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

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 1, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter fiscal of 2010.

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

Due to the nature of our business, we will generally experience higher sales in the second and third fiscal quarters mainly due to distributors’ (i) efforts to obtain adequate supply of our fruit processing products before the supply diminishes after production ceases in November; and (ii) anticipation of higher demand for fruit processed products as a result of festive seasons at the end of the year and beginning of the following year such as Christmas and the Chinese spring festival.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Jinglin Shi, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on our assessment, Mr. Shi and Mr. Cheng determined that, as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting.

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to factors and risks mentioned in the "Risk Factors" sections of our Annual Report on Form 10-K for the year ended March 31, 2009, under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ directors with voting rights or senior management often resident in China. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

DATED: August 14, 2009

CHINA NUTRIFRUIT GROUP LIMITED

By: /s/ Colman Cheng
Colman Cheng
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

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