Form 10-Q
period 2009-09-30
China Nutrifruit Group LTD
filed 2009-11-16
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34440

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,125,754

i

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

iii

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Stated in US Dollars)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,590,725	$4,768,542
Proceeds from private placement held in escrow account	10,874,169	-
Trade receivables, net of allowance	12,827,089	11,423,996
Inventories, net	12,149,512	3,692,892
Other current assets	245,046	481,679
Total current assets	40,686,541	20,367,109
Property and equipment, net	15,894,325	16,614,930
Deferred tax assets	1,297,189	1,406,814
Land use rights, net	186,882	189,303
TOTAL ASSETS	$58,064,937	$38,578,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$1,751,250	$2,675,983
Trade payables	1,165,599	260,322
Income taxes payable	2,135,700	1,416,835
Total current liabilities	5,052,549	4,353,140
Non-current liabilities:
Amounts due to shareholders	-	7,407,748
TOTAL LIABILITIES	5,052,549	11,760,888

Noncontrolling interests	-	-

Commitments and Contingencies
Shareholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001 Issued and outstanding: 359,502 shares as at September 30, 2009; (nil as at March 31, 2009)	360	-
Common stock
Authorized: 120,000,000 shares, par value $0.001 Issued and outstanding: 36,125,754 shares as at September 30, 2009; (36,125,754 shares as at March 31, 2009)	36,126	36,126
Additional paid-in-capital	35,035,775	16,746,971
Statutory reserves - restricted	2,873,880	2,873,880
Accumulated other comprehensive income	445,483	425,675
Retained earnings	14,620,764	6,734,616
TOTAL SHAREHOLDERS’ EQUITY	53,012,388	26,817,268
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,064,937	$38,578,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$19,324,868	$16,495,353	$28,683,933	$22,270,612
Cost of sales	(9,641,849)	(8,697,099)	(15,053,882)	(11,270,854)
Gross profit	9,683,019	7,798,254	13,630,051	10,999,758
Selling expenses	(677,760)	(656,299)	(1,498,140)	(1,088,036)
General and administrative expenses	(501,365)	(304,702)	(1,515,070)	(825,744)
Operating earnings	8,503,894	6,837,253	10,616,841	9,085,978
Other income (expenses)
Interest expense	-	(128,089)	-	(189,079)
Other income	31,623	6,009	39,367	19,447
Total other income (expenses)	31,623	(122,080)	39,367	(169,632)
Earnings before noncontrolling interests and income taxes	8,535,517	6,715,173	10,656,208	8,916,346
Provision for income taxes	(2,184,779)	(1,703,066)	(2,770,060)	(1,517,977)
Earnings before noncontrolling interests	6,350,738	5,012,107	7,886,148	7,398,369
Noncontrolling interests	-	-	-	(209,308)
Net earnings	6,350,738	5,012,107	7,886,148	7,189,061
Other comprehensive income
Foreign currency translation	17,500	(681,907)	19,808	(367,488)
Comprehensive income	$6,368,238	$4,330,200	$7,905,956	$6,821,573

Earnings per share
Basic	$0.1758	$0.2599	$0.2183	$0.6488

Diluted	$0.1753	$0.2599	$0.2179	$0.6488

Weighted average number of common stock outstanding
Basic	36,125,754	19,287,708	36,125,754	11,080,372

Diluted	36,226,175	19,287,708	36,187,189	11,080,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	Six months ended
	September 30,
	2009	2008
Operating activities:
Net earnings	$7,886,148	$7,189,061
Adjustments to reconcile net earnings to net cash used in operating activities
Noncontrolling interests	-	209,308
Depreciation and amortization	748,912	404,604
Benefit for deferred income taxes	109,625	(666,978)
Loss on disposal of property and equipment	-	287
Changes in operating assets and liabilities:
Trade receivables	(1,389,136)	(7,065,054)
Inventories	(8,448,704)	(10,451,177)
Prepayments	-	(1,749,140)
Other current assets	236,678	3,948
Trade payables	904,587	5,367,497
Income taxes payable	716,902	893,793
Advances from customers	-	4,166,599
Consideration payables	-	(5,343,723)
Amount due to a director	-	2,883,294
Amount due to an affiliate	-	(61,369)
Other payables and accrued expenses	(927,211)	1,534,100
Net cash used in operating activities	(162,199)	(2,684,950)

Investing activities:
Cash outflow from acquisition of subsidiaries	-	(1,441,647)
Purchases of property and equipment	-	(13,017,397)
Proceeds from disposal of property and equipment	-	3,892
Net cash used in investing activities	-	(14,455,152)

Financing activities:
Proceeds from borrowings	-	7,208,236
Repayment of borrowings	-	(2,883,294)
Amounts due to shareholders	-	7,348,686
Proceeds from issue of common stock	-	4,706,467
Proceeds from private placement	11,860,000	-
Cost of raising capital	(985,831)	(1,083,622)
Net cash provided by financing activities	10,874,169	15,296,473

Increase/(decrease) in cash and cash equivalents	10,711,970	(1,843,629)

Effect of exchange rate on cash and cash equivalents	(15,618)	(474,162)

Cash and cash equivalents at beginning of the period	4,768,542	7,104,849

Cash and cash equivalents and proceeds from private placement held in escrow account at end of the period	$15,464,894	$4,787,058
Analysis of balances:
Proceeds from private placement held in escrow account	$10,874,169	$-
Cash and cash equivalents	4,590,725	4,787,058
	$15,464,894	$4,787,058

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$-	$159,789
Income taxes	$1,943,534	$1,265,735

Supplemental disclosure of non-cash information:
Issuance of warrants	$327,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Stated in US Dollars)

	Preferred stock		Common stock
						Accumulated
					Additional	other	Statutory
					paid-in	comprehensive	reserves –	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	capital	income	restricted	earnings	interests	Total
Balance at March 31, 2009	-	$-	36,125,754	$36,126	$16,746,971	$425,675	$2,873,880	$6,734,616	$-	$26,817,268
Capital contribution	-	-	-	-	7,414,995	-	-	-	-	7,414,995
Preferred stocks issued in private placement	359,052	360	-	-	10,670,036	-	-	-	-	10,670,396
Warrants issued in private placement	-	-	-	-	1,189,604	-	-	-	-	1,189,604
Cost of raising capital	-	-	-	-	(985,831)	-	-	-	-	(985,831)
Comprehensive income
Net earnings	-	-	-	-	-	-	-	7,886,148	-	7,886,148
Translation adjustments	-	-	-	-	-	19,808	-	-	-	19,808
Balance at September 30, 2009	359,052	$360	36,125,754	$36,126	$35,035,775	$445,483	$2,873,880	$14,620,764	$-	$53,012,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1.

NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Business

China Nutrifruit Group Limited (the “Company”) was originally incorporated in the state of Utah on April 22, 1983 and changed its domicile from Utah to Nevada in April 1999. The Company was not engaged in any business activities and had no meaningful operations, income producing assets or significant operating capital since at least 1989 until it acquired Fezdale Investments Limited (“Fezdale”) on August 14, 2008.

On August 14, 2008, the Company acquired all of the equity interests of Fezdale, a British Virgin Islands corporation, through a share exchange transaction (the “Share Exchange Transaction”), with the result that the shareholders of Fezdale became the beneficial owners of approximately 86.59% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares have been restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

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
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1.

NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

On September 30, 2009, the Company entered into a securities purchase agreement (the "Private Placement Transaction") with certain accredited investors and effected the initial closing of the purchase and sale of 359,052 units (the "Unit") at a purchase price of $33.00 per Unit. Each Unit consists of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") and one warrant (the "Warrant") to purchase the Company’s common stock, par value $.001 per share. The Series A Preferred Stock is convertible into ten shares of the Company’s Common Stock (subject to customary adjustments) and the Company is obligated to register the underlying shares of Common Stock within a pre-defined period. In connection with the initial closing of the offering, the Company raised approximately $11.86 million.

The Warrants are immediately exercisable at a per share price of $3.30 (subject to customary adjustments) and have a term of four years

Fezdale Investments Limited

Fezdale is a private limited liability company incorporated in British Virgin Island on August 22, 2007.

In October 2007, Solar Sun Holdings Limited (“Solar Sun”), a subsidiary of Fezdale, entered in a share purchase agreement with six owners of Daqing Longheda Food Company Limited (“Longheda”) under which the six owners of Longheda agreed to transfer an aggregate of 75% equity interests in Longheda to Solar Sun for a total consideration of RMB40,000,000. In May 2008, the six founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became the wholly owned subsidiary of Solar Sun.

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
For the three and six months ended September 30, 2009 and 2008
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
For the three and six months ended September 30, 2009 and 2008
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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at September 30, 2009 was recorded. Trade accounts receivable is charged off against the allowance after management determines the potential for recovery is remote.

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

Fair value of financial instruments

The carrying amount of certain of the Group’s financial instruments, including cash and cash equivalents, trade receivable, trade payable, other current assets, other payables and accrued expenses, approximates fair value due to the relatively short maturity.

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property, plant and equipment were $746,246 and $403,280 for the six months period ended September 30, 2009 and 2008 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1.

NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Negative goodwill

Negative goodwill represents the excess fair value of the net tangible and identifiable intangible assets acquired in a business combination over the purchase price. The negative goodwill is allocated as a pro rate reduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period which the business combination is completed.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the six months ended September 30, 2009 and 2008 were $1,217,408 and $697,159 respectively.

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
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1.

NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $10,877 and $9,299 for the six months ended September 30, 2009 and 2008 respectively.

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

September 30, 2009
Balance sheet	RMB6.8376 to US$1.00
Statement of income and comprehensive income	RMB6.8405 to US$1.00

March 31, 2009
Balance sheet	RMB6.8456 to US$1.00
Statement of income and comprehensive income	RMB6.8805 to US$1.00

As at September 30, 2009, RMB31,184,095 equivalents to US$4,560,679 (March 31, 2009: RMB32,611,383 equivalents to US$4,763,846) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1.

NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Statutory reserves (Continued)

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

Income taxes

The Group accounts for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Group’s operations are primarily located in PRC and subject to PRC profits tax.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. The Company adopted the changes resulting from the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s results of operations, financial position or notes to the condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification in measuring the fair value of a liability. ASU 2009-05 is effective beginning October 1, 2009. The Company currently does not expect ASU 2009-05 to have a significant impact on its financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” (“ASU 2009-12”) which amends FASB ASC Topic Fair Value Measurements and Disclosures. ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using the net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV. In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique. ASU 2009-12 shall be effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The Company is currently evaluating the potential impacts of adoption of ASU 2009-12 on its financial statements.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 3.

EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three months and six months ended September 30 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net earnings available to common shareholders	$6,350,738	$5,012,107	$7,886,148	$7,189,061

Denominator:
Weighted average common stock outstanding	36,125,754	19,287,708	36,125,754	11,080,372
Effect of dilutive warrant	61,345	-	41,790	-
Effect of dilutive preferred stock	39,076	-	19,645	-
Weighted average common stock and dilutive potential common stock	36,226,175	19,287,708	36,187,189	11,080,372

Basic net earnings per share	$0.1758	$0.2599	$0.2183	$0.6488

Diluted net earnings per share	$0.1753	$0.2599	$0.2179	$0.6488

NOTE 4.

INVENTORY, NET

At September 30, 2009 and March 31, 2009 inventory is comprised of the following:

	September 30,	March 31,
	2009	2009

Finished goods	$11,727,610	$3,578,680
Raw material	421,902	114,212
	$12,149,512	$3,692,892

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5.

PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at September 30, 2009 and March 31, 2009 are summarized as follows:

	September 30,	March 31,
	2009	2009

Buildings	$5,045,945	$5,038,316
Leasehold improvement	1,339,250	1,337,685
Machinery	12,384,525	12,361,774
Furniture, fixtures and office equipment	13,734	13,690
Motor vehicles	6,186	6,144

Total	$18,789,640	$18,757,609
Less: accumulated depreciation	(2,895,315)	(2,142,679)
	$15,894,325	$16,614,930

NOTE 6.

PROCEEDS FROM PRIVATE PLACEMENT HELD IN ESCROW ACCOUNT

The balance represents the net proceeds raised in the first closing of the Private Placement Transaction (Note 1), which held in the escrow account.

In addition, the Company agreed that 7% of the aggregate investment amount, amounting to approximately $830,200, will be deposited in escrow account and be distributed to the Investors for the payment of dividend on September 1, 2010, subject to terms in the closing escrow agreement.

NOTE 7.

OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows:

	September 30,	March 31,
	2009	2009
Accruals	$392,800	$586,782
Value added tax payables	950,317	1,034,195
Other payables	408,133	1,055,006
	$1,751,250	$2,675,983

The other payables mainly comprised the amount payable to the suppliers of property and equipment, amounting to $237,730 and $960,544 as of September 30, 2009 and March 31, 2009 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8.

PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the six months period
	ended September 30,
	2009	2008
Current:
PRC	$2,660,436	$2,184,955
Other jurisdictions	-	-
Deferred:
PRC	109,624	(666,978)
Other jurisdictions	-	-
	$2,770,060	$1,517,977

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	September 30,	March 31,
	2009	2009
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$1,297,189	$1,406,814
Less: valuation allowance	-	-
Net deferred tax assets	$1,297,189	$1,406,814

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8.

PROVISION FOR INCOME TAXES (CONT'D)

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

In July 2006, the FASB clarifies the accounting and disclosure for uncertainty in tax positions, as defined in ASC 740. ASC 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Group adopted the provisions of ASC 740 effective August 22, 2007. Based on its ASC 740 analysis, the Group concluded that the adoption of ASC 740 did not have any impact on the Group’s total liabilities or owners’ equity. The Group’s classifies interests and/or penalties related to income tax matters in income tax expenses. As of September 30, 2009, the Group did not have interests and penalties related to uncertain tax positions. The Group does not anticipate any significant increases or decrease to its liabilities for unrecognized tax benefits within the next twelve months.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8.

PROVISION FOR INCOME TAXES (CONT'D)

The provision for income taxes appearing in the consolidated statement of income represents the current tax expenses. A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the six months ended September 30 is as follows:

	For the six months period ended
	September 30,
	2009	2008
Provision for income taxes at statutory rate of 35%	$3,729,672	$3,120,721
Chinese tax rate difference	(1,040,160)	(861,608)
Non-deductible expenses and non-assessable profits	(43,771)	(776,049)
Tax losses not yet recognized	124,319	34,913
Income taxes	$2,770,060	$1,517,977

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

NOTE 10.

SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2009, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001. At September 30, 2009, 36,125,754 shares of common stock and 359,502 shares of non-redeemable preferred stock, respectively, were issued and outstanding.

The Company’s total authorized capital at March 31, 2009, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001. At March 31, 2009, 36,125,754 shares of common stock and nil shares of non-redeemable preferred stock, respectively, were issued and outstanding.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10.

SHAREHOLDERS’ EQUITY (CONT’D)

Additional paid-in capital

On September 28, 2009, Mr. Kung has agreed to capitalize his loan, amounting to HK$40,109,986, equivalents to US$5,190,244, by issuing 7 fully paid shares of par value US$1.00 in Fezdale to the Company.

On September 28, 2009, Mr. Kwan Ho Ng has agreed to capitalize his loan, amounting to HK$17,189,994, equivalents to US$2,224,751, by issuing 3 fully paid shares of par value US$1.00 in Fezdale to the Company.

Non-redeemable preferred stock

In connection with the first closing of Private Placement Transaction which closed on September 30, 2009, certain investors received 359,052 shares of Series A Preferred Stock. A summary of terms of Series A Preferred Stock as follows:

Ranking

With respect to rights upon liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to the Company’s Common Stock and any other classes or series of stock of the Company not designated as ranking senior to or pari passu with the Series A Preferred Stock.

Voting

The holders of the Series A Preferred Stock will vote on an "as converted" basis, together with the Common Stock, as a single class, in connection with any proposal submitted to the Company’s stockholders, except as required by Nevada law.

Conversion

Shares of the Series A Preferred Stock are optionally convertible into fully paid and non-assessable shares of Common Stock at a conversion rate calculated by dividing (A) $33.00 per share (the "Liquidation Preference Amount") by (B) the conversion price, which is initially $3.30 per share, subject to adjustment as provided in the Certificate of Designation. Initially, each share of Series A Preferred Stock is convertible into 10 shares of Common Stock.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10.

SHAREHOLDERS’ EQUITY (CONT’D)

Non-redeemable preferred stock (Continued)

Mandatory Conversion

The Company has the right to convert outstanding Series A Preferred Stock into shares of Common Stock upon (i) the closing of a sale by the Company of shares of the Common Stock in a registered public offering in which the Company sells shares of its stock in exchange for at least $10 million in gross proceeds and the holders of the Series A Convertible Preferred Stock are able to offer and sell at least 50% of the Common Stock that would be received upon such mandatory conversion ("Qualified Sale") or (ii) when the average of the daily closing price of the Common Stock for at least 30 consecutive trading days is not less than $4.25 and the daily trading volume during each of those 30 trading days exceeds 75,000 shares (a "Market Forced Conversion," and collectively with a Qualified Sale, a "Forced Conversion"). The conversion rate to be applied in effecting a Forced Conversion is calculated by dividing the Liquidation Preference Amount per share by $2.75 (in the event of a Qualified Sale) or $3.30 (in the event of a Market Forced Conversion), as the case may be, subject to adjustment as provided in the Certificate of Designation. In addition, in connection with a Qualified Sale Forced Conversion, the Company will pay to the holder for each share of Series A Preferred Stock so converted a per share amount equal to seven percent (7%) of the original issue price plus all accrued and unpaid dividends

Dividends

Each share of Series A Preferred Stock will be entitled to receive cumulative dividends at the annual rate of 7% on the Liquidation Preference Amount thereof. Such dividends will be payable annually on September 1 beginning with the first such date after September 30, 2009 and any optional conversion date in cash.

Liquidation

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock then outstanding will be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $33.00 per share plus accrued but unpaid dividends, before any payment shall be made or any assets distributed to the holders of the Common Stock or any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments upon a liquidation event.

Redemption

At any time on or after less than 10% of the originally issued shares of Series A Preferred Stock shall remain outstanding and subject to the satisfaction of certain conditions, the Company has the option to redeem all shares of Series A Preferred Stock then outstanding at a price equal to one hundred and one percent (101%) of the Liquidation Preference Amount, plus any accrued and unpaid dividends. A holder of then outstanding Series A Preferred Stock may also, upon the satisfaction of the foregoing conditions and at the option of such holder, request the Company to redeem all or any of its shares of Series A Preferred Stock at the same price.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10.

SHAREHOLDERS’ EQUITY (CONT’D)

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

The Company valued the warrants by Trinomial option pricing model with the amount of $331,357 which recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial option pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted were as follows:

Risk free interest rate	3.479%
Expected volatility	59.92%
Expected dividend rate	- %
Expected life (years)	3

In connection with the first closing of Private Placement Transaction which closed on September 30, 2009, certain investors received 359,502 warrants to purchase 898,777 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $1,361,000 which recorded as additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows:

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10.

SHAREHOLDERS’ EQUITY (CONT’D)

Warrants (Continued)

Risk free interest rate	2,264%
Expected volatility	56.03%
Expected dividend rate	- %
Expected life (years)	4

In connection with the first closing of Private Placement Transaction which closed on September 30, 2009, WLT Brothers Capital, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents, received, as partial compensation, 86,281 warrants to purchase 215,703 shares of the Company’s common stock, respectively. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $327,000 which recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model l and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows:

Risk free interest rate	2,264%
Expected volatility	56.03%
Expected dividend rate	- %
Expected life (years)	4

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 11.

PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were approximately $161,489 and $135,684 for the six months ended September 30, 2009 and 2008 respectively.

NOTE 12.

SIGNIFICANT CONCENTRATIONS AND RISK

(a) Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2009, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and six months ended September 30, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13.

SUBSEQUENT EVENTS

On October 8, 2009, the Company effected the second and final closing of the Private Placement Transaction and issued 43,916 Units at a purchase price of $33.00 per Unit for gross proceeds of $1,449,000.

NOTE 14.

COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases certain office premises and buildings under non-cancelable leases. Minimum future rental payments required under non-cancellable operating leases in effect as of September 30, 2009 are as follows:

Not later than 1 year	$6,990
Later than 1 year and not later than 5 years	-
$6,990

Rent expenses for the three months and six months ended September 30, 2009 and 2008 were $4,386, $14,754, $8,872 and $16,926, respectively.

NOTE 15.

COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months and six months ended September 30 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008

Comprehensive income :
Net earnings	$6,350,738	$5,012,107	$7,886,148	$7,189,061
Translation adjustments	17,500	(681,907)	19,808	(367,488)
Total comprehensive income, net of taxes	$6,368,238	$4,330,200	$7,905,956	$6,821,573

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

Overview

We are a holding company and conduct all our operations through our indirect, wholly owned subsidiary Longheda, which is a leading producer of premium specialty fruit based products in China. We develop, process, market and distribute a variety of food products processed primarily from premium specialty fruits grown in Northeast China, including golden berries, crab apple, blueberries and raspberries. Our products include fruit concentrate, nectar, glazed fruits, and fruit beverages as well as fresh fruits. We sell our products through an extensive nationwide sales and distribution network covering 19 provinces and 42 cities throughout China. As of September 30, 2009, our sales and distribution network was comprised of 70 distributors. Our processed fruit products are mainly sold to food and beverage producers for further processing into fruit juice and other fruit related products. Our fresh fruits are mainly sold to supermarkets. Our manufacturing facility is located in Daqing City and Mu Dan Jiang City, Heilongjiang Province, China where abundant supply of various premium specialty fruits is readily available. We have four fruit processing lines with an aggregate capacity of 15,960 tons and one beverage production lines with a 10,800 ton capacity.

Recent Developments

During the second quarter, we undertook an equity capital financing transaction in which we issued and sold 403,418 units, consisting of one share of our newly-designated Series A Convertible Preferred Stock, par value $0.001 per share and one warrant to purchase 2.5 shares of common stock. The purchase price of each unit was $33.00. We effected the initial closing of the purchase and sale of 359,502 units on September 30, 2009 and received approximately $11.86 million in gross proceeds from that initial closing. The second closing was completed on October 8, 2009 when we sold 43,916 units for gross proceeds of approximately $1.45 million.

Each share of Series A Preferred Stock is convertible into ten shares of our common stock (subject to customary adjustments) and has other rights, economic and otherwise, which are senior to shares of our common stock. The warrants sold in the offering are immediately exercisable at a per share price of $3.30 (subject to customary adjustments) and have a term of four years. We are obligated to register the underlying shares of common stock issued and sold in the offering within a pre-defined period.

For a more complete summary of the terms of the offering, the rights, preference and privileges of the Series A Preferred Stock, the terms of the warrants and for complete copies of the related transaction documents, please see our current reports on Form 8-K filed on October 1, 2009 and October 9, 2009.

Second Fiscal Quarter Highlights

We experienced strong demand for our products and significant growth in our revenues this quarter. The processed fruit product market in China continued to expand in this quarter, due in part to the economic stimulus program initiated by the Chinese government which stimulated consumer demand and spending in China. We also benefited from the increase in urban population and per capita disposable income in China which helped to drive market demand for natural beverage products like ours. We started production in respect of the new growing season on July 18, 2009. As we expect the demand for our fruit products will continue to grow, we plan to use a portion of the $13.31 million in gross proceeds received in our private placement financing transaction to further increase our production capacity, among other things. We believe that the financing proceeds, combined with our operating cash flows, will provide sufficient working capital and allow us to take advantage of the growth in market demand in the future.

The following are some of our financial results for the second fiscal quarter of 2009 in comparison to our financial results for the second fiscal quarter of 2008:

  Net Sales: Net sales increased $2.8 million, or 17.2%, to $19.3 million for the second fiscal quarter of 2009 from $16.5 million for the same period last year, primarily as a result of increased sales volume.

  Gross Margin: Gross margin was 50.1% for the second fiscal quarter of 2009, as compared to 47.3% for the same period last year.

  Net Income: Net income increased $1.3 million, or 26.7%, to $6.4 million for the second fiscal quarter of 2009, from $5.0 million for the same period last year.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.1753 for the second fiscal quarter of 2009, as compared to $0.2599 for the same period last year. The decrease in fully diluted net income per share was mainly because more shares of our common stock were outstanding in this quarter as a result of the shares issued in connection with the private placement transactions and share exchange transaction in August last year.

Taxation

United States

China Nutrifruit Group Limited is subject to United States income tax at a tax rate of 35%. No provision for income taxes in the United States has been made as China Nutrifruit had no income taxable in the United States during the three months ended September 30, 2009.

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

Substantially all of our income may be derived from dividends received from our PRC operating subsidiary Longheda. The New EIT Law and its implementing rules generally, for PRC enterprise income tax purposes, provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises whose jurisdiction of incorporation has signed a tax treaty with China. Since China and the U.S. have signed a tax treaty to avoid double taxation, we expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiary but this treatment will depend on our status as a non-resident enterprise.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	For the three months		For the three months
	ended		ended
(Unaudited)	September 30, 2009		September 30, 2008
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$19,325	100.0%	$16,495	100.0%
Costs of Sales	9,642	49.9%	8,697	52.7%
Gross profit	9,683	50.1%	7,798	47.3%
Selling expenses	678	3.5%	656	4.0%
General and administrative expenses	501	2.6%	305	1.8%
Interest expenses	-	- %	128	0.8%
Income before noncontrolling interests and income taxes	8,536	44.2%	6,715	40.7%
Provision for Income taxes	2,185	11.3%	1,703	10.3%
Noncontrolling interests	-	- %	-	- %
Net income	6,351	32.9%	5,012	30.4%
Earnings per share:
Basic	$0.1758		$0.2599
Diluted	$0.1753		$0.2599

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.8411 to $1 for the three months ended September 30, 2009 and the rate of RMB 6.8673 to $1 for the three months ended September 30, 2008.

Net Sales. Net sales consist of revenue derived from the sale of our fruit and fruit based products. Net sales increased $2.8 million, or 17.2% to $19.3 million for the three months ended September 30, 2009 from $16.5 million for the three months ended September 30, 2008. The increase was mainly attributable to the increased sales volume of our products. Market demand for our products was strong in this quarter, due, in part, to the Chinese government’s economic stimulus program which stimulated domestic demand and consumer spending. We also benefit from the continuing growth in a health conscious urban population and per capita disposable income in China which helped to drive demand for natural healthy beverages and fruit products like ours. Sales of concentrate pulp products grew from approximately $0.7 million during the three months ended September 30, 2008 to $1.7 million during the three months ended September 30, 2009. Furthermore, we launched the new blueberry glazed fruit this quarter which were well received by our customers and contributed $1.6 million, or 8.4% of net sales.

The following table sets forth percentage of net sales generated by each product for the three months ended September 30, 2009 and 2008:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30,
Products		2009		2008
	In	As a Percentage	In	As a Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$1,675	8.7%	$2,016	12.2%
Glazed fruit	3,806	19.7	2,610	15.8
Nectar	3,103	16.1	2,482	15.1
Concentrate juice	8,046	41.6	7,540	45.7
Concentrate pulp	1,702	8.8	668	4.1
Beverage	993	5.1	1,179	7.1
Total	$19,325	100%	$16,495	100%

Cost of Sales. Cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Cost of sales increased $1.2 million, or 13.6%, to $9.6 million for the three months ended September 30, 2009 from $8.7 million for the three months ended September 30, 2008. This increase was primarily due to, and consistent with, the increase in sales volume.

Gross Profit. Gross profit is equal to net sales less cost of sales. Gross profit increased by $1.9 million to $9.7 million for the three months ended September 30, 2009 from $7.8 million for the three months ended September 30, 2008. Gross profit as a percentage of net sales was 50.1% for the three months ended September 30, 2009 as compared to 47.3% for the same period last year. The increase in gross margin was mainly because we sold a higher percentage of glazed fruit and nectar products in the three months period ended September 30, 2009. Glazed fruit and nectar products have a relatively higher profit margin as compared to our fruit concentrate and concentrate pulp products. In addition, we were able to increase the gross margin for fruit concentrate products during the most recent quarter. The gross margin for fruit concentrate, glazed fruit, nectar and concentrate pulp products for the three months period ended September 30, 2009 were 45.6%, 63.0%, 67.8% and 33.2%, as compared to 38.4%, 63.4%, 69.0% and 38.0% for the same period last year, respectively. The increase in gross margin for fruit concentrate products was mainly attributed to the increase in the average sales price of raspberry concentrate products which increased approximately 109% in this quarter as compared to the same period last year. Gross margin for concentrate pulp products decreased in the three months ended September 30, 2009, mainly because sales price for apple concentrate pulp in the international market decreased significantly in this quarter as compared to the same period last year due to general economic slowdown and uncertainty. However, price of apple in international market was stable, even increased moderately.

Selling and General and Administrative Expenses. Selling and general and administrative expenses increased $0.2 million, or 22.7%, to $1.2 million for the three months ended September 30, 2009 from $1.0 million for the three months ended September 30, 2008.

Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Selling expenses increased $21,461 or 3.3%, to $677,760 for the three months ended September 30, 2009 from $656,299 for the three months ended September 30, 2008. As a percentage of net sales, it decreased 0.5% from 4.0% for three months ended September 30, 2008 to 3.5% for the three months ended September 30, 2009. Due to well established relationship with our existing customers, we received repeat orders with higher volume from our existing clients, which led to lower sales related travel expenses in this quarter. We plan to continue to spend more efforts on identifying new distributors in regions where we have no or limited sales to further expand our customer base and market share.

General and administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased $196,662 or 64.5%, to $501,365 for the three months ended September 30, 2009 from $304,072 for the three months ended September 30, 2008. As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2009 increased by 0.3% to 6.1%, as compared to 5.8% for the three months ended September 30, 2008. This percentage increase was primarily attributable to the increase of the professional fees and other expenses incurred due to our U.S. public company status.

Interest Expenses. We did not have any interest expenses for the three months ended September 30, 2009 because we repaid all outstanding bank loans on March 26, 2009.

Income before Noncontrolling Interests and Income Taxes. Income before noncontrolling interests and income taxes increased $1.8 million, or 27.1%, to $8.5 million for the three months ended September 30, 2009 from $6.7 million for the three months ended September 30, 2008. Income before noncontrolling interests and income taxes as a percentage of net sales increased from 40.7% for the three months ended September 30, 2008 to 44.2% for the three months ended September 30, 2009. The percentage increase was primarily attributable to the increased gross margin. In addition, we incurred no interest expense in this quarter because we repaid in full all of our bank loans on March 26, 2009.

Provision for Income Taxes. The provision for income taxes increased $0.5 million, or 28.3%, to $2.2 million for the three months ended September 30, 2009 from $1.7 million for the three months ended September 30, 2008. The increase in the provision for income taxes is mainly attributed to the increase in net income before income taxes.

Net Income. Net income increased $1.3 million or 26.7%, to $6.4 million for the three months ended September 30, 2009 from $5.0 million for the three months ended September 30, 2008, mainly as a result of the increase in sales revenue and gross margin as discuss above.

Comparison of Six Months Ended September 30, 2009 and September 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	For the six months		For the six months
	ended		ended
(Unaudited)	September 30, 2009		September 30, 2008
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$28,684	100.0%	$22,271	100.0%
Costs of Sales	15,054	52.5%	11,271	50.6%
Gross profit	13,630	47.5%	11,000	49.4%
Selling expenses	1,498	5.2%	1,088	4.9%
General and administrative expenses	1,515	5.3%	826	3.7%
Interest expenses	-%		189	0.9%
Income before noncontrolling interests and income taxes	10,656	37.1%	8,916	40.0%
Provision for Income taxes	2,770	9.7%	1,518	6.8%
Noncontrolling interests	-	- %	209	0.9%
Net income	7,886	27.5%	7,189	32.3%
Earnings per share:
Basic	$0.2183		$0.6488
Diluted	$0.2180		$0.6488

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.8405 to $1 for the six months ended September 30, 2009 and the rate of RMB 6.9365 to $1 for the six months ended September 30, 2008.

Net Sales. Net sales increased $6.4 million, or 28.8% to $28.7 million for the six months ended September 30, 2009 from $22.3 million for the six months ended September 30, 2008. The increase was mainly attributable to the increased sales volume of our products. Market demand for our products was strong in the six months ended September 30, 2009, due, in part, to the Chinese government’s economic stimulus program which stimulated domestic consumer spending and demand for our products. We also benefit from the continuing growth in a health conscious urban population and per capita disposable income in China which helped to drive demand for natural healthy beverages and fruit products like ours. Sales of concentrate pulp products grew significantly from $0.7 million during the six months ended September 30, 2008 to $4.5 million during the six months ended September 30, 2009. In order to meet the anticipated market demand for concentrate pulp products, the Company plans to add a concentrate pulp production line to increase our production capacity.

The following table sets forth percentage of net sales generated by each product for the six months ended September 30, 2009 and 2008:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30,
	2009		2008
		As a		As a
	In	Percentage	In	Percentage
Products	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$1,675	5.8%	$1,996	9.0%
Glazed fruit	4,846	16.9	3,980	17.9
Nectar	3,946	13.8	3,882	17.4
Concentrate juice	11,674	40.7	9,718	43.6
Concentrate pulp	4,494	15.7	661	3.0
Beverage	2,049	7.1	2,034	9.1
Total	$28,684	100%	$22,271	100%

Cost of Sales. Cost of sales increased $3.8 million, or 33.6%, to $15.1 million for the six months ended September 30, 2009 from $11.3 million for the six months ended September 30, 2008. This increase was primarily due to, and consistent with, the increase in our sales volume. In the six months period ended September 30, 2009, we also sold a higher percentage of pulp concentrate products which generally have a higher per unit cost as compared to glazed fruit and nectar products.

Gross Profit. Gross profit increased by $2.6 million to $13.6 million for the six months ended September 30, 2009 from $11.0 million for the six months ended September 30, 2008. Gross profit as a percentage of net sales was 47.5% for the six months ended September 30, 2009 as compared to 49.4% for the same period last year. The modest decrease in gross margin was mainly because in the six months period ended September 30, 2009, we sold a higher percentage of pulp concentrate products which had a relatively lower margin as compared to glazed fruit and nectar products. The gross margin for fruit concentrate, glazed fruit, nectar and pulp concentrate products for the six months period ended September 30, 2009 were 42.7%, 63.7%, 67.8% and 36.1%, as compared to 40.2%, 65.2%, 70.3% and 39.3% for the same period last year, respectively. The increase in gross margin for fruit concentrate products was mainly attributable to the increase in average sales price of raspberry concentrate which increased approximately 87% as compared to the six months period ended September 30, 2008. Gross margin for pulp concentrate products decreased in the three months ended September 30, 2009, mainly because sales price for apple concentrate pulp in the international market decreased significantly in this quarter as compared to the same period last year due to general economic slowdown and uncertainty. However, price of apple in international market was stable, even increased moderately.

Selling and General and Administrative Expenses. Selling and general and administrative expenses increased $1.1 million, or 57.4%, to $3.0 million for the six months ended September 30, 2009 from $1.9 million for the six months ended September 30, 2008.

Selling expenses increased $0.4 million or 37.7%, to $1.5 million for the six months ended September 30, 2009 from $1.1 million for same period last year. As a percentage of net sales, it increased 0.3% from 4.9% for six months ended September 30, 2008 to 5.2% for the six months ended September 30, 2009. We believe the increase in selling expenses were generally in line with the increase in sales volume.

General and administrative expenses increased $0.7 million or 83.5%, to $1.5 million for the six months ended September 30, 2009 from $0.8 million for the six months ended September 30, 2008. As a percentage of net sales, general and administrative expenses for the six months ended September 30, 2009 increased by 1.6% to 5.3%, as compared to 3.7% for same period last year. This percentage increase was primarily attributable to higher professional fees and other expenses incurred by the company due to its U.S. public company status.

Interest Expenses. We did not have any interest expenses for the six months ended September 30, 2009 because we repaid all outstanding bank loans on March 26, 2009.

Income before Noncontrolling Interests and Income Taxes. Income before noncontrolling interests and income taxes increased $1.7 million, or 19.5%, to $10.7 million for the six months ended September 30, 2009 from $9.0 million for the six months ended September 30, 2008. Income before noncontrolling interests and income taxes as a percentage of net sales decreased from 40.0% for the six months ended September 30, 2008 to 37.1% for the six months ended September 30, 2009. The percentage decrease was primarily attributed to the decrease in gross margin and increase in general and administrative expenses as discuss above.

Provision for Income Taxes. Our provision for income taxes was $2.8 million and $1.5 million during the six months ended September 30, 2009 and 2008, respectively. The increase was mainly due to increase in net income before income tax. As a percentage of net sales, it increased from 6.8% for the six months ended September 2008 to 9.7% for the six months ended September 30, 2009. The increase was mainly due to the deferred tax of $0.7 million arising from the temporary difference recognized from the 25% of equity interest of Longheda acquired by Solar Sun in May 2008.

Net Income. Our net income increased $0.7 million or 9.7%, to $7.9 million for the six months ended September 30, 2009 from $7.1 million for the six months ended September 30, 2008, mainly as a result of the increase in sales revenue as discuss above..

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $4.6 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow (All amounts in thousands of U.S. dollars)
(Unaudited)	Six Months Ended September 30,
	(in thousands)
	2009	2008
Net cash (used in) operating activities	$(162)	$(2,685)
Net cash provided by/(used in) investing activities	-	(14,455)
Net cash provided by financing activities	10,874	7,948
Effect of exchange rate on cash and cash equivalents	(16)	(474)
Cash and cash equivalents at beginning of the period	4,769	7,105
Cash and cash equivalents at end of period	15,465	4,787

Cash Flows from Operating Activities.

Net cash used in operating activities was $162,199 for the six months ended September 30, 2009, a decrease of $2.5 million from $2.7 million for the six months ended September 30, 2008. Net cash used in operating activities for the six months ended September 30, 2009 was attributable to $8.4 million used to increase our inventory during our production season and a $1.4 million increase in trade receivables due to increase in sales.

Cash Flows from Investing Activities.

We had no investing activities for the six months ended September 30, 2009. Our cash used in investing activities for six months ended September 30, 2008 primarily related to our acquisition of the 25% of minority interest in Longheda for $1.4 million and the purchase of property, plant and equipment for the new concentrated fruit juice production line in Mu Dan Jiang for $13 million.

Cash Flows from Financing Activities.

For the six months ended September 30, 2008, the $7.9 million cash provided by financing activities was mainly attributable to the receipt of $3.6 million in net proceeds from the issuance of stock in a private placement and a $7.3 million draw down of new bank loans

On September 30, 2009, we effected the initial closing of a private placement transaction and issued 359,502 units at a purchase price of $33.00 per unit for gross proceeds of $11,860,000. Each unit consists of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share, and one warrant to purchase 2.5 shares of the Company’s common stock. The warrants are immediately exercisable at a per share price of $3.30 (subject to customary adjustments) and have a term of four years. The total net proceeds from the initial closing were approximately $10.9 million.

As of September 30, 2009, we did not have any outstanding bank loans. We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months. We may require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. The Company adopted the changes resulting from the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s results of operations, financial position or notes to the condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification in measuring the fair value of a liability. ASU 2009-05 is effective beginning October 1, 2009. The Company currently does not expect ASU 2009-05 to have a significant impact on its financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” (“ASU 2009-12”) which amends FASB ASC Topic Fair Value Measurements and Disclosures. ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using the net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV. In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique. ASU 2009-12 shall be effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The Company is currently evaluating the potential impacts of adoption of ASU 2009-12 on its financial statements.

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

ITEM 4.         CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Jinglin Shi, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on our assessment, Mr. Shi and Mr. Cheng determined that, as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting.

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is no unregistered sales of equity securities during the period covered by this quarterly report that has not been disclosed in the Company’s Current Report on Form 8-K.

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

DATED: November 16, 2009

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