Form 10-Q
period 2009-12-31
China Nutrifruit Group LTD
filed 2010-02-08
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34440

CHINA NUTRIFRUIT GROUP LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0395695
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

5th Floor, Chuangye Building, Chuangye Plaza
Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone
Daqing, Heilongjiang 163316
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 459-8972870
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 8, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,125,754

CHINA NUTRIFRUIT GROUP LIMITED

Quarterly Report on FORM 10-Q
Three and Nine Months Ended December 31, 2009

PART I
FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Stated in US Dollars)

	December 31,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$19,135,592	$4,768,542
Proceeds from private placement held in escrow account	931,630	-
Trade receivables, net of allowance	8,284,033	11,423,996
Inventories, net	13,706,578	3,692,892
Other current assets	191,365	481,679
Total current assets	42,249,198	20,367,109
Property and equipment, net	18,253,354	16,614,930
Deferred tax assets	1,241,881	1,406,814
Land use rights, net	186,563	189,303
TOTAL ASSETS	$61,930,996	$38,578,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$929,175	$2,675,983
Trade payables	507,906	260,322
Income taxes payable	1,554,027	1,416,835
Total current liabilities	2,991,108	4,353,140
Non-current liabilities:
Amounts due to shareholders	-	7,407,748
TOTAL LIABILITIES	2,991,108	11,760,888

Commitments and Contingencies

Shareholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001
Issued and outstanding 403,418 shares as at December 31, 2009; (nil as at March 31, 2009)	403	-
Common stock
Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 36,125,754 shares as at December 31, 2009; (36,125,754 shares as at March 31, 2009)	36,126	36,126
Additional paid-in-capital	36,376,516	16,746,971
Noncontrolling interests	-	-
Statutory reserves - restricted	4,563,920	2,873,880
Accumulated other comprehensive income	406,223	425,675
Retained earnings	17,556,700	6,734,616
TOTAL SHAREHOLDERS’ EQUITY	58,939,888	26,817,268
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,930,996	$38,578,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Stated in US Dollars)

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$17,816,916	$13,873,857	$46,502,988	$36,212,228

Cost of sales	(9,680,959)	(7,836,719)	(24,734,449)	(19,020,828)

Gross profit	8,135,957	6,037,138	21,768,539	17,191,400

Selling expenses	(1,094,111)	(945,802)	(2,592,363)	(2,035,655)
General and administrative expenses	(816,069)	(664,202)	(2,333,033)	(1,505,804)

Operating earnings	6,225,777	4,427,134	16,843,143	13,649,941

Other income (expenses)
Interest expense	-	(128,455)	-	(318,050)
Other income	9,204	6,555	48,575	26,092
Total other income (expenses)	9,204	(121,900)	48,575	(291,958)

Earnings before noncontrolling interests and income taxes	6,234,981	4,305,234	16,891,718	13,357,983

Provision for income taxes	(1,609,004)	(1,107,292)	(4,379,594)	(3,190,845)

Earnings before noncontrolling interests	4,625,977	3,197,942	12,512,124	10,167,138

Noncontrolling interests	-	-	-	(209,308)

Net earnings	4,625,977	3,197,942	12,512,124	9,957,830
Other comprehensive income
Foreign currency translation	(39,255)	(34,698)	(19,452)	(402,187)
Comprehensive income	$4,586,722	$3,163,244	$12,492,672	$9,555,643

Earnings per share
Basic	$0.1210	$0.0887	$0.3393	$0.5116
Diluted	$0.1088	$0.0886	$0.3268	$0.5116

Weighted average number of common outstanding stock
Basic	36,125,754	36,061,476	36,125,754	19,463,339
Diluted	40,167,345	36,091,242	37,507,917	19,465,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in US Dollars)

	Nine months ended
	December 31,
	2009	2008
Operating activities:
Net earnings	$12,512,124	$9,957,830
Adjustments to reconcile net earnings to net cash used in operating activities
Noncontrolling interests	-	209,308
Depreciation and amortization	1,120,793	654,849
Benefit for deferred income taxes	164,934	(53,113)
Loss on disposal of property and equipment	-	289
Changes in operating assets and liabilities:
Trade receivables	3,149,316	172,808
Inventories	(10,010,662)	(10,501,428)
Prepayments	291,788	(499,412)
Other current assets	(1,462)	(64,981)
Trade payables	247,371	1,049,463
Income taxes payable	136,031	425,577
Advances from customers	-	1,727,701
Consideration payables	-	(5,352,352)
Amount due to a director	-	(59,076)
Amount due to an affiliate	-	-
Other payables and accrued expenses	(1,908,952)	(116,020)
Net cash provided by/(used in) operating activities	5,701,281	(2,448,557)

Investing activities:
Cash outflow from acquisition of subsidiaries	-	(1,451,038)
Purchases of property and equipment	(2,577,984)	(13,102,841)
Proceeds from disposal of property and equipment	-	3,918
Net cash used in investing activities	(2,577,984)	(14,549,961)

Financing activities:
Proceeds from borrowings	-	4,353,113
Repayment of borrowings	-	-
Amounts due to shareholders	-	7,360,552
Proceeds from issue of common stock	-	8,578,706
Proceeds from issuances of preferred stocks	12,006,646	-
Proceeds from issuances of warrants	1,302,354	-
Cost of raising capital	(1,094,047)	(1,741,421)
Net cash provided by financing activities	12,214,953	18,550,950

Increase in cash and cash equivalents	15,338,250	1,552,432

Effect of exchange rate on cash and cash equivalents	(39,570)	(260,356)

Cash and cash equivalents at beginning of the period	4,768,542	7,104,849

Cash and cash equivalents and proceeds from private placement held in escrow account at end of the period	$20,067,222	$8,396,925

Analysis of balances:
Proceeds from private placement held in escrow account	$931,630	$-
Cash and cash equivalents	19,135,592	8,396,925
	$20,067,222	$8,396,925

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$-	$318,050
Income taxes	$4,078,629	$2,818,381

Supplemental disclosure of non-cash information:
Issuance of warrants	$367,156	$-
Purchases of property and equipment	$160,183	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Stated in US Dollars)

	Preferred stock		Common stock
						Accumulated
					Additional	other	Statutory
					paid-in	comprehensive	reserves –	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	capital	income	restricted	earnings	interests	Total
Balance at March 31, 2009	-	$-	36,125,754	$36,126	$16,746,971	$425,675	$2,873,880	$6,734,616	$-	$26,817,268
Capital contribution	-	-	-	-	7,414,995	-	-	-	-	7,414,995
Preferred stocks issued in private placement	403,418	403	-	-	12,006,243	-	-	-	-	12,006,646
Warrants issued in private placement	-	-	-	-	1,302,354	-	-	-	-	1,302,354
Cost of raising capital	-	-	-	-	(1,094,047)	-	-	-	-	(1,094,047)
Transfer to reserve	-	-	-	-	-	-	1,690,040	(1,690,040)	-	-
Comprehensive income
Net earnings	-	-	-	-	-	-	-	12,512,124	-	12,512,124
Translation adjustments	-	-	-	-	-	(19,452)	-	-	-	(19,452)
Balance at December 31, 2009	403,418	$403	36,125,754	$36,126	$36,376,516	$406,223	$4,563,920	$17,556,700	$-	$58,939,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
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
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

On September 30, 2009, the Company entered into a securities purchase agreement (the "Private Placement Transaction") with certain accredited investors and effected the initial closing of the purchase and sale of 359,502 units (the "Unit") at a purchase price of $33.00 per Unit. Each Unit consists of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") and one warrant (the "Warrant") to purchase the Company’s common stock, par value $.001 per share. The Series A Preferred Stock is convertible into ten shares of the Company’s Common Stock (subject to customary adjustments) and the Company is obligated to register the underlying shares of Common Stock within a pre-defined period. In connection with the initial closing of the offering, the Company raised approximately $11.86 million.

On October 8, 2009, the Company effected the second and final closing of the private placement transaction and issued 43,916 Units under the same terms. In connection with the initial closing of the offering, the Company raised approximately $1.45 million.

The Warrants are immediately exercisable at a per share price of $3.30 (subject to customary adjustments) and have a term of four years

On November 5, 2009, the Company has authorized and reserved 30,000 shares of Common Stock for issuance to a director under a restricted stock grant agreement.

Fezdale Investments Limited

Fezdale is a private limited liability company incorporated in the British Virgin Islands on August 22, 2007.

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

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of Peoples’ Republic of China in June 2004. Longheda manufactures and sells a variety of food products processed from specialty premium fruits that grow in Northeast China. Currently, Longheda processes 4 types of premium specialty fruits, including golden berry, crab apple, blueberry and raspberry, and sells fresh fruits. Longheda currently has 5 types of fruit based products, including fruit concentrate, nectar, glazed fruits, concentrate pulp and fruit beverage. Longheda sells its products through an extensive sales and distribution network covering 20 provinces in China. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit related products.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Jumbo Gloss Limited

Jumbo Gloss Limited (“Jumbo Gloss”) is a private limited liability company incorporated in the British Virgin Islands on October 13, 2009. Jumbo Gloss is a dormant company and has no assets or operations.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at December 31, 2009 was recorded. Trade accounts receivable is charged off against the allowance after management determines the potential for recovery is remote.

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

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property, plant and equipment were $372,668, $1,118,780, $380,012 and $660,769 for the three and nine months period ended December 31, 2009 and 2008 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the three months and nine months ended December 31, 2009 and 2008 were $907,934, $2,125,427, $767,316 and $1,464,741 respectively.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $24,633, $35,511, nil and $9,359 for the three months and nine months ended December 31, 2009 and 2008 respectively.

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

December 31, 2009
Balance sheet	RMB6.8400 to US$1.00
Statement of income and comprehensive income	RMB6.8400 to US$1.00

March 31, 2009
Balance sheet	RMB6.8456 to US$1.00
Statement of income and comprehensive income	RMB6.8805 to US$1.00

As at December 31, 2009, RMB120,841,143 equivalents to US$17,666,834 (March 31, 2009: RMB32,611,383 equivalents to US$4,763,846) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

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
For the three and nine months ended December 31, 2009 and 2008
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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides clarification in measuring the fair value of a liability. ASU 2009-05 is effective beginning October 1, 2009. The Company currently does not expect ASU 2009-05 to have a significant impact on its financial statements.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” which amends FASB ASC Topic Fair Value Measurements and Disclosures. ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using the net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV. In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique. ASU 2009-12 shall be effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The Company is currently evaluating the potential impacts of adoption of ASU 2009-12 on its financial statements.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 3. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three months and nine months ended December 31 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net earnings	$4,625,977	$3,197,942	$12,512,124	$9,957,830
Less: dividends on preferred stock	(253,780)	-	(253,780)	-
Net earnings available to common shareholders	$4,372,197	$3,197,942	$12,258,344	$9,957,830
Denominator:
Weighted average common stock outstanding	36,125,754	36,061,476	36,125,754	19,463,339
Effect of dilutive warrant	41,193	29,786	40,443	2,179
Effect of dilutive preferred stock	4,000,398	-	1,341,720	-
Weighted average common stock and dilutive potential common stock	40,167,345	36,091,262	37,507,917	19,465,518

Basic net earnings per share	$0.1210	$0.0887	$0.3393	$0.5116

Diluted net earnings per share	$0.1088	$0.0886	$0.3268	$0.5116

NOTE 4. INVENTORY, NET

At December 31, 2009 and March 31, 2009 inventory is comprised of the following:

	December 31,	March 31,
	2009	2009
Finished goods	$13,467,660	$3,578,680
Raw material	238,918	114,212
	$13,706,578	$3,692,892

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 31, 2009 and March 31, 2009 are summarized as follows:

	December 31,	March 31,
	2009	2009

Buildings	$5,043,654	$5,038,316
Leasehold improvement	1,338,780	1,337,685
Machinery	15,115,861	12,361,774
Furniture, fixtures and office equipment	13,720	13,690
Motor vehicles	6,174	6,144

Total	$21,518,189	$18,757,609
Less: accumulated depreciation	(3,264,835)	(2,142,679)
	$18,253,354	$16,614,930

NOTE 6. PROCEEDS FROM PRIVATE PLACEMENT HELD IN ESCROW ACCOUNT

The balance represents the 7% of net proceeds raised in the Private Placement Transaction (Note 1), which will be deposited in an escrow account and be distributed to the Investors for the payment of dividend on September 1, 2010, subject to terms in the closing escrow agreement.

NOTE 7. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows:

	December 31,	March 31,
	2009	2009
Accruals	$369,131	$586,782
Value added tax payables	18,145	1,034,195
Other payables	541,899	1,055,006
	$929,175	$2,675,983

The other payables mainly comprised the amount payable to the suppliers of property and equipment, amounting to $397,829 and $960,544 as of December 31, 2009 and March 31, 2009 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the nine months period ended
	December 31,
	2009	2008

Current:
PRC	$4,214,660	$3,243,958
Other jurisdictions	-	-
Deferred:
PRC	164,934	(53,113)
Other jurisdictions	-	-
	$4,379,594	$3,190,845

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	December 31,	March 31,
	2009	2009
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$1,241,881	$1,406,814
Less: valuation allowance	-	-
Net deferred tax assets	$1,241,881	$1,406,814

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

Income taxes

The Group’s operations are conducted in the PRC and are subject to PRC’s enterprise income tax. Pursuant to the PRC Income Tax Law prior to January 1, 2008, enterprise income taxes were generally imposed at a statutory rate of 33%, which comprised 30% national income tax and 3% local income tax. However, the Group has been granted preferential tax treatment by the State Tax Bureau of the PRC as the Group was considered a hi-tech enterprise in the Heilongjiang province. According to the PRC Income Tax Law and various approval documents issued by the Tax Bureau, the Group’s profits for the period prior to 2008 were taxed at a rate of 15%.

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

In July 2006, the FASB clarified the accounting and disclosure for uncertainty in tax positions, as defined in ASC 740. ASC 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

The Group adopted the provisions of ASC 740 effective August 22, 2007. Based on its ASC 740 analysis, the Group concluded that the adoption of ASC 740 did not have any impact on the Group’s total liabilities or owners’ equity. The Group classifies interests and/or penalties related to income tax matters as income tax expenses. As of September 30, 2009, the Group did not have interests and penalties related to uncertain tax positions. The Group does not anticipate any significant increases or decrease to its liabilities for unrecognized tax benefits within the next twelve months.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

The provision for income taxes appearing in the consolidated statement of income represents the current tax expenses. A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the six months ended September 30 is as follows:

	For the nine months period
	ended December 31,
	2009	2008
Provision for income taxes at statutory rate of 35%	$5,912,101	$4,675,294
Chinese tax rate difference	(1,644,633)	(1,272,294)
Non-deductible expenses and non-assessable profits	(65,973)	(277,545)
Tax losses not yet recognized	178,099	65,390
Income taxes	$4,379,594	$3,190,845

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

NOTE 10. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2009, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001. At December 31, 2009, 36,125,754 shares of common stock and 403,418 shares of Series A Preferred Stock, respectively, were issued and outstanding.

The Company’s total authorized capital at March 31, 2009, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001. At March 31, 2009, 36,125,754 shares of common stock and nil shares of Series A Preferred Stock, respectively, were issued and outstanding.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONT’D)

Additional paid-in capital

On September 7, 2009, Mr. Kung agreed to capitalize his loan, amounting to HK$40,109,986, equivalents to US$5,190,497, by issuing 7 fully paid shares of par value US$1.00 in Fezdale to the Company.

On September 7, 2009, Mr. Kwan Ho Ng agreed to capitalize his loan, amounting to HK$17,189,994, equivalents to US$2,224,498, by issuing 3 fully paid shares of par value US$1.00 in Fezdale to the Company.

Series A Preferred Stock

In connection with the first closing of Private Placement Transaction which closed on September 30, 2009, certain investors received 359,502 shares of Series A Preferred Stock.

In connection with the second and final closing of Private Placement Transaction which closed on October 8, 2009, certain investors received 43,916 shares of Series A Preferred Stock. A summary of terms of Series A Preferred Stock as follows:

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
For the three and nine months ended December 31, 2009 and 2008
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

Each share of Series A Preferred Stock will be entitled to receive cumulative dividends at the annual rate of 7% on the Liquidation Preference Amount thereof. Such dividends will be payable annually on September 1 beginning with the first such date after December 31, 2009 and any optional conversion date in cash.

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
For the three and nine months ended December 31, 2009 and 2008
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

The Company valued the warrants by Trinomial option pricing model with the amount of $331,357 which recorded as cost of raising capital against additional paid-in-capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial option pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted were as follows:

Risk-free interest rate	3.479%
Expected volatility	59.92%
Expected dividend rate	-%
Expected life (years)	3

In connection with the first closing of Private Placement Transaction which closed on September 30, 2009, certain investors received 359,502 warrants to purchase 898,777 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $1,361,295 which was used to calculate the portion of proceeds from private placement transaction arising from warrants to record as additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows:

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONT’D)

Warrants (Continued)

Risk-free interest rate	2.264%
Expected volatility	56.03%
Expected dividend rate	-%
Expected life (years)	4

In connection with the first closing of Private Placement Transaction which closed on September 30, 2009, WLT Brothers Capital, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents, received, as partial compensation, 86,281 warrants to purchase 215,703 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $326,705 which recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows:

Risk-free interest rate	2.264%
Expected volatility	56.03%
Expected dividend rate	-%
Expected life (years)	4

In connection with the second and final closing of Private Placement Transaction which closed on October 8, 2009, certain investors received 43,916 warrants to purchase 109,790 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $168,549 which was used to calculate the portion of proceeds from private placement transaction arising from warrants to record as additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows:

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONT’D)

Risk-free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

In connection with the second and final closing of Private Placement Transaction which closed on October 8, 2009, WLT Brothers Capital, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents, received, as partial compensation, 10,540 warrants to purchase 26,349 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $40,451 which recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows:

Risk-free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

NOTE 11. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were approximately $219,567, $92,945, $209,591 and $73,433 for the nine months and three months ended December 31, 2009 and 2008 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 12. SIGNIFICANT CONCENTRATIONS AND RISK

(a) Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2009, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended December 31, 2009 and 2008
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

The Group leases certain office premises and buildings under non-cancellable leases. Minimum future rental payments required under non-cancellable operating leases in effect as of December 31, 2009 are as follows:

Not later than 1 year	$4,571
Later than 1 year and not later than 5 years	-
$4,571

Rent expenses for the three months and nine months ended December 31, 2009 and 2008 were $4,386, $19,141, $8,890 and $25,877, respectively.

NOTE 14. COMPREHENSIVE INCOME

The Company’s comprehensive income is comprised of net operating results and translation adjustments. Comprehensive income for the three months and nine months ended December 31 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008

Comprehensive income :
Net earnings	$4,625,977	$3,197,942	$12,512,124	$9,957,830
Translation adjustments	(39,255)	(34,698)	(19,452)	(402,187)
Total comprehensive income, net of taxes	$4,586,722	$3,163,244	$12,492,672	$9,555,643

End of condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

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

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to: (i) “we,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” are to the combined businesses of China Nutrifruit Group Limited and its consolidated subsidiaries; (ii) “Fezdale” are to Fezdale Investments Limited, a British Virgin Islands corporation, our direct, wholly-owned subsidiary; (iii) “Solar Sun” are to Solar Sun Holdings Limited, a Hong Kong corporation, our indirect, wholly-owned subsidiary; (iv) “Jumbo Gloss” are to Jumbo Gloss Limited, a British Virgin Islands corporation, our direct wholly-owned subsidiary; (v) “Longheda” are to Daqing Longheda Food Company Limited, a Chinese corporation, our indirect, wholly-owned subsidiary; (vi) “Securities Act” are to the Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “RMB” are to Renminbi, the legal currency of China; (ix) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (x) “China,” “Chinese” and “PRC” are to the People’s Republic of China; and (xi) “BVI” are to the British Virgin Islands.

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

We sell our products through an extensive nationwide sales and distribution network covering 20 provinces throughout China. Our processed fruit products are mainly sold to food and beverage producers for further processing into fruit juice and other fruit related products. Our fresh fruits are mainly sold to supermarkets.

Our manufacturing facility is located in Daqing City and Mu Dan Jiang City, Heilongjiang Province, China where abundant supply of various premium specialty fruits is readily available. We have four fruit processing lines with an aggregate capacity of 15,960 tons and one beverage production line with a 10,800 ton capacity.

Third Fiscal Quarter Highlights

We experienced strong demand for our products and significant growth in our revenues during the third fiscal quarter. The processed fruit product market in China continued to expand during the quarter, due in part to the economic stimulus program initiated by the Chinese government which stimulated consumer demand and spending in China. We also benefited from the increase in urban population and per capita disposable income in China which helped to drive demand for natural fruit and beverage products like ours. In December 2009, our new glazed fruit production line with an annual production capacity of 1,200 metric tons started production at Daqing facility. It will be mainly used for producing golden berry and blueberry glazed fruit products. As we expect the demand for our fruit products will continue to grow, we plan to use a portion of the $13.31 million in gross proceeds received in our 2009 private placement financing transaction to further increase our production capacity, among other things. We believe that the financing proceeds, combined with our operating cash flows, will provide sufficient working capital and allow us to take advantage of the growth in market demand in the future.

The following are some of our financial results for the third fiscal quarter of 2010 in comparison to our financial results for the third fiscal quarter of 2009.

  Net Sales: Net sales increased $3.9 million, or 28.4%, to $17.8 million for the third fiscal quarter of 2010 from $13.9 million for the same period last year, primarily as a result of increased sales volume.
  Gross Margin: Gross margin was 45.7% for the third fiscal quarter of 2010, as compared to 43.5% for the same period last year.
  Net Income: Net income increased $1.4 million, or 44.7%, to $4.6 million for the third fiscal quarter of 2010, from $3.2 million for the same period last year.
  Fully diluted earnings per share: Fully diluted earnings per share were $0.12 for the third fiscal quarter of 2010, as compared to $0.09 for the same period last year.

On September 30, 2009, we completed the initial closing of a financing transaction in which we sold shares of Series A Convertible Preferred Stock for aggregate gross proceeds of approximately $11.9 million. On October 8, 2009, we effected the second and last closing of the sale of Series A Convertible Preferred Stock for gross proceeds of approximately $1.4 million. The shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock have been registered on a registration statement on Form S-3 which was declared effective on January 27, 2010.

Taxation

United States

China Nutrifruit Group Limited is subject to United States income tax at a tax rate of 35%. No provision for income taxes in the United States has been made as China Nutrifruit had no income taxable in the United States during the three months ended December 31, 2009.

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

In 2007, China passed the new Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria. Longheda has been subject to a tax rate of 25% since 2008. We expect that the tax rate of 25% currently applicable to Longheda will remain unchanged in fiscal year 2009.

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

Results of Operations

Comparison of Three Months Ended December 31, 2009 and December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$17,817	100.0%	$13,874	100.0%
Costs of Sales	9,681	54.3%	7,837	56.5%
Gross profit	8,136	45.7%	6,037	43.5%
Selling expenses	1,094	6.1%	946	6.8%
General and administrative expenses	816	4.6%	664	4.8%
Interest expenses	-	-	128	0.9%
Other income	9	0.0%	6	0.0%
Income before noncontrolling interests and income taxes	6,235	35.0%	4,305	31.0%
Provision for Income taxes	1,609	9.0%	1,107	8.0%
Net income	4,626	26.0%	3,198	23.0%
Earnings per share:
Basic	$0.1210		$0.0887
Diluted	$0.1088		$0.0886

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.84 to $1 for the three months ended December 31, 2009 and the rate of RMB 6.85 to $1 for the three months ended December 31, 2008.

Net Sales

Net sales consist of revenue derived from the sale of our fruit and fruit based products. Net sales increased $3.9 million, or 28.4%, to $17.8 million for the three months ended December 31, 2009 from $13.9 million for the three months ended December 31, 2008. Market demand for our products was strong in this quarter, due, in part, to the Chinese government’s economic stimulus program which stimulated domestic demand and consumer spending. We also continued to benefit from growth of a health conscious urban population in China and increased per capita disposable income which helped to drive demand for natural healthy beverages and fruit products. Sales of our glazed fruit products increased significantly during the three months ended December 31, 2009, resulting in $5.4 million in net sales as compared to approximately $0.8 million the same period last year. We launched the new blueberry glazed fruit products in September 2009 which were well received by our customers and contributed $2.4 million, or 13.3%, of net sales. In addition, our new glazed fruit production line started production in December, which increased our glazed fruit production and sales for the three months period ended December 31, 2009. Sales of nectar and beverage products decreased in this quarter as compared to the same quarter last year as a result of the timing of the 2010 Chinese New Year. Demand for our products are generally higher in the month right before the Chinese New Year and because the 2010 Chinese New Year is in February 2010, one month later than in 2009, holiday demand for our products shifted to the fourth fiscal quarter this year. We expect a significant growth in demand for our products in the fourth fiscal quarter.

The following table sets forth percentage of net sales generated by each product for the three months ended December 31, 2009 and 2008:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	December 31, 2009		December 31, 2008
		As a		As a
	In	Percentage	In	Percentage
Products	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$545	3.1%	$431	3.1%
Glazed fruit	5,355	30.1%	846	6.1%
Nectar	862	4.8%	1,393	10.0%
Concentrate juice	8,415	47.2%	8,394	60.5%
Concentrate pulp	1,876	10.5%	1,577	11.4%
Beverage	764	4.3%	1,233	8.9%
Total	$17,817	100.0%	$13,874	100%

Cost of Sales

Cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Cost of sales increased $1.8 million, or 23.5%, to $9.7 million for the three months ended December 31, 2009 from $7.8 million for the three months ended December 31, 2008. We believe that this increase was primarily due to, and consistent with, the increase in sales volume.

Gross Profit

Gross profit is equal to net sales less cost of sales. Gross profit increased by $2.1 million to $8.1 million for the three months ended December 31, 2009 from $6.0 million for the three months ended December 31, 2008. Gross profit as a percentage of net sales was 45.7% for the three months ended December 31, 2009 as compared to 43.5% for the same period last year. The increase in gross margin was mainly because in the three months period ended December 31, 2009, we sold a higher percentage of glazed fruit products which have a relatively higher profit margin as compared to our fruit concentrate and concentrate pulp products. In addition, the gross margin for fruit concentrate products increased in this quarter because the average sales price of raspberry concentrate products increased approximately 100% in this quarter as compared to the same period last year. The gross margin for fruit concentrate, glazed fruit, nectar and concentrate pulp products for the three months period ended December 31, 2009 were 44.4%, 51.9%, 69.7% and 28.3%, as compared to 39.0%, 65.3%, 70.1% and 41.4% for the same period last year, respectively.

On a product basis, our gross margin of glazed fruit decreased approximately 13% for the three months period ended December 31, 2009 in compare with the same period last year. We used frozen blueberries during the non-harvest season to process new blueberry glazed fruit in order to maximize the utilization rate of our glazed fruit production line and increase sales volume to distributors. The cost of frozen blueberries is relatively higher than fresh blueberries.

Selling and General and Administrative Expenses

Selling and general and administrative expenses increased $0.3 million, or 18.6%, to $1.9 million for the three months ended December 31, 2009 from $1.6 million for the three months ended December 31, 2008.

Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Selling expenses increased $148,309, or 15.7%, to $1.1 million for the three months ended December 31, 2009 from $945,802 for the three months ended December 31, 2008. As a percentage of net sales, selling expenses decreased 0.7% from 6.8% for three months ended December 31, 2008 to 6.1% for the three months ended December 31, 2009. Due to well established relationship with our existing customers, we received repeat orders with higher volume from our existing clients, which led to lower sales related travel expenses in this quarter. We plan to continue to spend more efforts on identifying new distributors in regions where we have no or limited sales to further expand our customer base and market share.

General and administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased $151,867, or 22.9%, to $816,069 for the three months ended December 31, 2009 from $664,202 for the three months ended December 31, 2008.

As a percentage of net sales, general and administrative expenses for the three months ended December 31, 2009 decreased by 0.2% to 4.6%, as compared to 4.8% for the three months ended December 31, 2008.

Interest Expenses

We did not have any interest expenses for the three months ended December 31, 2009 because we repaid all outstanding bank loans on March 26, 2009.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $1.9 million, or 44.8%, to $6.2 million for the three months ended December 31, 2009 from $4.3 million for the three months ended December 31, 2008. Income before noncontrolling interests and income taxes as a percentage of net sales increased from 31.0% for the three months ended December 31, 2008 to 35.0% for the three months ended December 31, 2009. The percentage increase was primarily attributable to the increased gross margin. In addition, we incurred no interest expense in this quarter because we repaid in full all of our bank loans on March 26, 2009.

Provision for Income Taxes

The provision for income taxes increased $0.5 million, or 45.3%, to $1.6 million for the three months ended December 31, 2009 from $1.1 million for the three months ended December 31, 2008. The increase in the provision for income taxes is mainly attributed to the increase in net income before income taxes.

Net Income

Net income increased $1.4 million or 44.7%, to $4.6 million for the three months ended December 31, 2009 from $3.2 million for the three months ended December 31, 2008, mainly as a result of the increase in sales revenue and gross margin as discuss above.

Comparison of Nine Months Ended December 31, 2009 and December 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Nine Months Ended		Nine Months Ended
	December 31, 2009		December 31, 2008
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$46,503	100.0%	$36,212	100.0%
Costs of Sales	24,734	53.2%	19,021	52.5%
Gross profit	21,769	46.8%	17,191	47.5%
Selling expenses	2,592	5.6%	2,035	5.6%
General and administrative expenses	2,333	5.0%	1,506	4.2%
Interest expenses	-	-	318	0.9%
Other income	48	0.1%	27	0.1%
Income before noncontrolling interests and income taxes	16,892	36.3%	13,358	36.9%
Provision for Income taxes	4,380	9.4%	3,191	8.8%
Noncontrolling interests	-	-	209	0.6%
Net income	12,512	26.9%	9,958	27.5%
Earnings per share:
Basic	$0.3393		$0.5116
Diluted	$0.3268		$0.5116

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.84 to $1 for the nine months ended December 31, 2009 and the rate of RMB 6.89 to $1 for the nine months ended December 31, 2008.

Net Sales

Net sales increased $10.3 million, or 28.4% to $46.5 million for the nine months ended December 31, 2009 from $36.2 million for the same period in 2008. The increase was mainly attributable to the increased sales volume of our products, especially our concentrated pulp and glazed fruit products. Sales of concentrated pulp grew significantly from $2.2 million during the nine months ended December 31, 2008 to $6.4 million during the nine months ended December 31, 2009 and sales of glazed fruit grew from $4.8 million to $10.2 million during those periods. Market demand for our products was strong in the nine months ended December 31, 2009, due, in part, to the Chinese government’s economic stimulus program, growth in a health conscious urban population and a rise in per capita disposable income in China. We launched the new blueberry glazed fruit products in September 2009 which were well received by our customers and our new glazed fruit production line started production in December, both of which increased our glazed fruit production and sales for the nine months period ended December 31, 2009. Sales of nectar and beverage products decreased in the nine months period ended December 31, 2009 as compared with the same period last year due to the timing of the 2010 Chinese New Year which occurs one fiscal quarter later in 2010. We expect a significant growth in demand for our products in the fourth fiscal quarter.

The following table sets forth percentage of net sales generated by each product for the nine months ended December 31, 2009 and 2008:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended		Nine Months Ended
	December 31, 2009		December 31, 2008
		As a		As a
	In	Percentage	In	Percentage
Products	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$2,220	4.8%	$2,437	6.7%
Glazed fruit	10,202	21.9%	4,848	13.4%
Nectar	4,809	10.3%	5,292	14.6%
Concentrate juice	20,089	43.2%	18,128	50.1%
Concentrate pulp	6,370	13.7%	2,234	6.2%
Beverage	2,813	6.0%	3,273	9.0%
Total	$46,503	100.0%	$36,212	100.0

Cost of Sales

Cost of sales increased $5.7 million, or 30.0%, to $24.7 million for the nine months ended December 31, 2009 from $19.0 million for the nine months ended December 31, 2008. This increase was primarily due to, and consistent with, the increase in our sales volume. In the nine months period ended December 31, 2009, we sold a higher percentage of glazed fruit products which generally have a lower per unit cost as compared to concentrate juice and concentrated pulp products. Therefore, the overall percentage increase in cost of sales is lower than the overall percentage increase in sales.

Gross Profit

Gross profit increased by $4.6 million to $21.8 million for the nine months ended December 31, 2009 from $17.2 million for the nine months ended December 31, 2008. Gross profit as a percentage of net sales was 46.8% for the nine months ended December 31, 2009 as compared to 47.5% for the same period last year. The modest decrease in gross margin was mainly because in the nine months period ended December 31, 2009, we used frozen blueberries as our raw material to process new blueberry glazed fruit and the cost of frozen blueberries is relatively higher than fresh blueberries. We used frozen blueberries during the non-harvest season in order to maximize the utilization rate of our glazed fruit production line and increase sales to distributors. In addition, the gross margin for concentrate pulp products decreased in the nine months ended December 31, 2009, mainly because sales price for apple concentrate pulp in the international market decreased significantly during the nine months ended December 31, 2009 as compared to the same period last year due to the general economic climate. However, price of apple, the main raw material for apple concentrate pulp, in international market was stable, even increased moderately. We were able to increase the gross margin for fruit concentrate products during the recent quarters because the average sales price of raspberry concentrate products increased approximately 100% as compared to the same period last year. The gross margin for fruit concentrate, glazed fruit, nectar and pulp concentrate products for the nine months period ended December 31, 2009 were 43.5%, 57.6%, 68.1% and 33.8%, as compared to 39.9%, 65.6%, 70.6% and 41.0% for the same period last year, respectively.

Selling and General and Administrative Expenses

Selling and general and administrative expenses increased $1.4 million, or 39.1%, to $4.9 million for the nine months ended December 31, 2009 from $3.5 million for the nine months ended December 31, 2008.

Selling expenses increased $0.6 million, or 27.3%, to $2.6 million for the nine months ended December 31, 2009 from $2.0 million for same period last year. As a percentage of net sales, selling expenses did not have any change for nine months ended December 31, 2009 in compare with the nine months ended December 31, 2009, both were 5.6% . Our selling expenses were generally in line with the increase in sales volume.

General and administrative expenses increased $0.8 million, or 54.9%, to $2.3 million for the nine months ended December 31, 2009 from $1.5 million for the nine months ended December 31, 2008. As a percentage of net sales, general and administrative expenses for the nine months ended December 31, 2009 increased by 0.8% to 5.0%, as compared to 4.2% for same period last year. This percentage increase was primarily attributable to higher professional fees and other expenses incurred by the company due to its U.S. public company status.

Interest Expenses

We did not have any interest expenses for the nine months ended December 31, 2009 because we repaid all outstanding bank loans on March 26, 2009.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $3.5 million, or 26.5%, to $16.9 million for the nine months ended December 31, 2009 from $13.4 million for the nine months ended December 31, 2008. Income before noncontrolling interests and income taxes as a percentage of net sales decreased from 36.9% for the nine months ended December 31, 2008 to 36.3% for the nine months ended December 31, 2009. The percentage decrease was primarily attributed to the decrease in gross margin and increase in general and administrative expenses as discuss above.

Provision for Income Taxes

Our provision for income taxes was $4.4 million and $3.2 million during the nine months ended December 31, 2009 and 2008, respectively. The increase was mainly due to increase in net income before income tax. As a percentage of net sales, provision for income taxes increased from 8.8% for the nine months ended December 31, 2008 to 9.4% for the nine months ended December 31, 2009. The increase was mainly due to the deferred tax of $0.7 million arising from the temporary difference recognized from the 25% of equity interest of Longheda acquired by Solar Sun in May 2008.

Net Income

Our net income increased $2.6 million, or 25.7%, to $12.5 million for the nine months ended December 31, 2009 from $10.0 million for the nine months ended December 31, 2008, mainly as a result of the increase in sales revenue as discuss above.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $20.1 million. The following table sets forth a summary of our cash flows for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended December 31
	(in thousands)
	2009	2008
Net cash provided by (used in) operating activities	$5,701	$(2,449)
Net cash used in investing activities	(2,578)	(14,550)
Net cash provided by financing activities	12,215	18,551
Effect of exchange rate on cash and cash equivalents	(40)	(260)
Cash and cash equivalents at beginning of the period	4,769	7,105
Cash and cash equivalents at end of period	20,067	8,397

Operating Activities

Net cash provided by operating activities was $5.7 million for the nine months ended December 31, 2009, a decrease of $8.1 million from $2.4 million net cash used in operating activities for the nine months ended December 31, 2008. Net cash provided by operating activities for the nine months ended December 31, 2009 was mainly attributable to a $13.8 million of net earning after adjustments to reconcile net earnings to net cash and $3.1 million of net cash received from trade debtors which more than offset the $10.0 million used to increase our inventory during our production season.

Investing Activities

Our cash used in investing activities during the nine months ended December 31, 2009 was primarily for the purchase of a new glazed fruit production line in December 2009 for approximately $2.6 million. Our cash used in investing activities for nine months ended December 31, 2008 primarily related to our acquisition of the 25% of minority interest in Longheda for $1.4 million and the purchase of property, plant and equipment for the new concentrated fruit juice production line in Mu Dan Jiang for $13 million.

Financing Activities

For the nine months ended December 31, 2009, the cash provided by financing activities was mainly attributable to the receipt of $12.2 million in net proceeds from a private placement financing transaction closed in 2009. For the nine months ended December 31, 2008, the $18.6 million cash provided by financing activities was mainly attributable to the receipt of $6.8 million in net proceeds from the issuance of stock in a private placement and a $4.4 million draw down of new bank loans.

On October 8, 2009, we completed a private placement and issued 403,418 units at a purchase price of $33.00 per unit for gross proceeds of $13,309,000. Each unit consists of one share of our newly-designated Series A Convertible Preferred Stock, par value $0.001 per share, and one warrant to purchase 2.5 shares of our common stock. The warrants are immediately exercisable at a per share price of $3.30 (subject to customary adjustments) and have a term of four years. The total net proceeds from the private placement were approximately $12.2 million.

As of December 31, 2009, we did not have any outstanding bank loans. We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months. We may require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. The Company adopted the changes resulting from the Codification, effective December 31, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our results of operations, financial position or notes to the condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification in measuring the fair value of a liability. ASU 2009-05 is effective beginning October 1, 2009. We currently do not expect ASU 2009-05 to have a significant impact on our financial statements.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” which amends FASB ASC Topic Fair Value Measurements and Disclosures. ASU 2009-12 provides additional guidance on estimating the fair value of certain alternative investments, such as hedge funds, private equity investments and venture capital funds. The updated guidance allows the fair value of such investments to be determined using the net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at a value other than the NAV. In addition, the guidance requires disclosures by major category of investment regarding the attributes of the investments within the scope of the guidance, regardless of whether the fair value of the investment is measured using the NAV or other fair value technique. ASU 2009-12 shall be effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. We are currently evaluating the potential impacts of adoption of ASU 2009-12 on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC) did not or are not believed by management to have a material impact on our present or future financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

The harvest season for our source fruits is generally from mid July to mid November every year. As fruits collected cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested. Our fruit processing production is generally from mid July to mid November every year. Our fruit beverage production lasts throughout the year since the raw materials we use are not subject to seasonal effect.

We will generally experience higher sales in the second and third fiscal quarters mainly due to distributors’ (i) efforts to obtain adequate supply of our fruit processing products before the fruit supply diminishes after production ceases in November; and (ii) anticipation of higher demand for fruit processed products as a result of festive seasons at the end of the year and beginning of the following year such as Christmas and the Chinese spring festival.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Jinglin Shi, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on our assessment, Mr. Shi and Mr. Cheng determined that, as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 29, 2009, stockholders owning the majority of the our issued and outstanding shares of Common Stock, constituting the sole class of our voting securities, executed and delivered to us their written consent approving the issuance of a certain amount of shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) and warrants in connection with an equity financing transaction that may eventually result in the issuance of shares of Common Stock in an amount equal to or greater than 20% of our issued and outstanding Common Stock, or 7,225,150 shares as of September 29, 2009 (the “Share Issuance”).

Because our Common Stock is listed on the NYSE Amex Market, we are subject to NYSE Amex rules and regulations. NYSE Amex Company Guide Section 713 (a)(ii) requires each company listed on NYSE Amex to obtain shareholder approval when additional shares will be issued in connection with a transaction involving the sale, issuance, or potential issuance by the company of common stock (or securities convertible into common stock) equal to 20% or more of presently outstanding stock for less than the greater of book or market value of the stock.

As of September 29, 2009, there were 36,125,754 shares of our Common Stock issued and outstanding. In connection with our private placement transaction completed on October 8, 2009, we issued 403,418 shares of our Series A Preferred Stock, initially convertible into 4,034,180 shares of our Common Stock, and warrants to purchase an aggregate of 1,008,567 shares of our Common Stock. We also issued to certain designees of the placement agents in connection with the private placement transaction warrants to purchase an aggregate of 242,052 shares of our Common Stock. Therefore, the aggregate number of shares of Common Stock initially issuable upon conversion of the Series A Preferred Stock and exercise of the warrants is 5,284,799 shares, which is less than 20% of our issued and outstanding Common Stock, or 7,225,150 shares as of September 29, 2009. However, because both the conversion of the Series A Preferred Stock and the exercise of the warrants are subject to customary stock split, recapitalization and other anti-dilution protection, the number of shares of Common Stock to be issuable in connection with this private placement transaction may potentially reach or exceed 20% of our total issued and outstanding Common Stock as of September 29, 2009. Therefore, we decided to seek approval of the Share Issuance from our stockholders in order to comply with the relevant NYSE Amex rules.

The following stockholders executed and delivered to us their written consent approving the Share Issuance on September 29, 2009. On such date, we had 36,125,754 shares of Common Stock issued and outstanding with the holders thereof being entitled to cast one vote per share.

Name of Consenting Stockholder	Number of Shares Owned	Percentage
Honouryear Limited	15,517,217	42.95%
Bestsucceed Limited	9,050,063	25.05%
TOTAL	24,567,280	68.00%

Stockholder approval of the Share Issuance became effective on February 2, 2010, twenty days following our filing and mailing of an information statement to our stockholders complying with the requires of Section 14(c) of the Exchange Act and Regulation 14c promulgated thereunder.

No other matters were submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2010	CHINA NUTRIFRUIT GROUP LIMITED

	By:	/s/ Jinglin Shi
Jinglin Shi, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Colman Cheng
Colman Cheng, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)