Form 10-K/A
period 2009-03-31
China Nutrifruit Group LTD
filed 2010-06-29
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-34440

CHINA NUTRIFRUIT GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	87-0395695
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

5th Floor, Chuangye Building, Chuangye Plaza
Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone
Daqing, Heilongjiang China 163316
(Address of principal executive office and zip code)

(86) 459-8972870
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended March 31, 2009 of China Nutrifruit Group Limited (the “Company”) is filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with their review of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 30, 2009 (the “Original Filing”).

This Form 10-K/A revises note 10 to the financial statements to amend and expand certain discussions regarding the income tax.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing, that was affected by the changes has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date of the Original Filing. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to Original Filing affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

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

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
June 30, 2009, except for note 10 which is dated as of June 29, 2010

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

NOTE 10. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the year ended March 31,
	2009	2008

Current:
PRC	$4,658,836	$882,939
US	-	-
Other jurisdictions	-	-
Deferred:
PRC	(531,259)	(875,555)
US	-	-
Other jurisdictions	-	-
	$4,127,577	$7,384

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	For the year ended March 31,
	2009	2008
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$1,406,814	$875,555
Tax losses carryforwards	544,868	227,107
Less: valuation allowance	(544,868)	(227,107)
Net deferred tax assets	$1,406,814	$875,555

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

The Company has provided valuation allowances of $544,868 and $227,107 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Gross deferred tax assets at March 31, 2009 and 2008 were reduced by valuation allowance of $544,868 and $227,107, respectively. The total valuation allowance between periods presented increased by $317,761 and such increase was attributable to the tax effect on foreign tax losses incurred for the year ended March 31, 2009 of $34,274 at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the year ended March 31, 2009 of $283,487 at the federal tax rate of 35%.

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

The provision for income taxes appearing in the consolidated statement of income represents the current tax expenses. A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended March 31 is as follows:

	2009	2008
Provision for income taxes at statutory rate of 35%	$3,098,902	$1,544,067
Chinese tax rate difference	(1,815,417)	(266,690)
Non-deductible expenses and non-assessable profits	3,057,590	(11,402)
Changes in valuation allowance	317,761	9,527
Tax effect of non-deductible temporary difference recognized	(531,259)	(875,555)
Tax effect of preferential tax treatment granted by the State Tax Bureau of the PRC	-	(392,563)
Income taxes	$4,127,577	$7,384

For the year ended March 31, 2009, the Company incurred a non-cash charge for stock compensation expense of $9,519,317, which is not deductible for tax purposes.

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NUTRIFRUIT GROUP LIMITED

By: /s/ Jinglin Shi
       Jinglin Shi
       Chief Executive Officer

       Date: June 29, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

     Each person whose signature appears below hereby authorizes Colman Cheng as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Jinglin Shi	Chief Executive Officer	June 29, 2010
Jinglin Shi	(Principal Executive Officer)

/s/ Colman Cheng	Chief Financial Officer	June 29, 2010
Colman Cheng	(Principal Financial Officer and Principal Accounting Officer)

/s/ Changjun Yu
Changjun Yu	Chairman of the Board	June 29, 2010

/s/ Chun Wai Chan
Chun Wai Chan	Director	June 29, 2010

/s/ William Haus
William Haus	Director	June 29, 2010

/s/ Jingfu Li		June 29, 2010
Jingfu Li	Director

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.