Form 10-K
period 2010-03-31
China Nutrifruit Group LTD
filed 2010-06-29
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 001-34440

CHINA NUTRIFRUIT GROUP LIMITED
---------------------------------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	87-0395695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5th Floor, Chuangye Building, Chuangye Plaza
Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone
Daqing, Heilongjiang China 163316
(Address of principal executive offices)

(86) 459-8972870
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE Amex LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:   None

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

Yes ☐            No ☒

As of September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the NYSE AMEX) was approximately $20.3 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 36,718,772 shares of the registrant’s common stock outstanding as of June 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA NUTRIFRUIT GROUP LIMITED

Annual Report on FORM 10-K
For the Fiscal Year Ended March 31, 2010

TABLE OF CONTENTS

PART I

Item 1.	Business.	1
Item 1A.	Risk Factors.	13
Item 1B.	Unresolved Staff Comments.	13
Item 2.	Properties.	25
Item 3.	Legal Proceedings	25
Item 4.	(Removed and Reserved)	25

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
	Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	36
Item 9A.	Controls and Procedures.	36
Item 9B.	Other Information.	37

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	37
Item 11.	Executive Compensation.	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42
Item 14.	Principal Accounting Fees and Services	44

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	45

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance; strategic and operational plans; management forecast; economies of scales; litigation; potential and contingent liabilities; management’s plans; taxes; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our views on the growth of the fruit industry, particularly the specialty fruit industry; general economic conditions, our ability to overcome competition in the Chinese fruit processing market; the impact that a downturn or negative changes in the industries in which our products are sold could have on our business and profitability; any decrease in the availability, or increase in the cost, of raw materials and energy; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; loss of key members of our senior management; and unexpected changes to China’s political or economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in Item 1A. “Risk Factors.”

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to: (i) “we,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” are to the combined businesses of China Nutrifruit Group Limited and its consolidated subsidiaries; (ii) “Fezdale” are to Fezdale Investments Limited, a British Virgin Islands corporation, our direct, wholly-owned subsidiary; (iii) “Solar Sun” are to Solar Sun Holdings Limited, a Hong Kong corporation, our indirect, wholly-owned subsidiary; (iv) “Jumbo Gloss” are to Jumbo Gloss Limited, a British Virgin Islands corporation, our direct wholly-owned subsidiary; (v) “Longheda” are to Daqing Longheda Food Company Limited, a Chinese corporation, our indirect, wholly-owned subsidiary; (vi) “Securities Act” are to the Securities Act of 1933, as amended; (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (viii) “RMB” are to Renminbi, the legal currency of China; (ix) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (x) “China,” “Chinese” and “PRC” are to the People’s Republic of China; and (xi) “BVI” are to the British Virgin Islands.

PART I

ITEM 1.

BUSINESS.

Business Overview

We are a holding company and conduct all our operations through our indirect, wholly-owned subsidiary, Longheda, which is a leading producer of premium specialty fruit-based products in China. We develop, process, market and distribute a variety of food products processed primarily from premium specialty fruits grown in Northeast China, including golden berries, crab apple, blueberries and raspberries. Our products include fruit concentrate, nectar, and glazed fruits as well as fresh fruits.

We sell our products through an extensive nationwide sales and distribution network covering 20 provinces and 47 cities in China. As of March 31, 2010, this network was comprised of 75 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit supermarkets.

Our manufacturing facility is located in Daqing City and Mu Dan Jiang City, Heilongjiang Province, China where abundant supply of various premium specialty fruits is readily available. We have five fruit processing lines with an aggregate capacity of 17,160 tons.

Our sales revenue grew by 29.2% in the fiscal year ended March 31, 2010 to $72.9 million from $56.4 million in the fiscal year ended March 31, 2009. Net income increase by 326.1% in the fiscal year ended March 31, 2010 to $19.3 million from $4.1 million in the fiscal year ended March 31, 2009. Our gross margin for the fiscal year ended March 31, 2010 was 45.6% .

Corporate History and Structure

We are a Nevada holding company and conduct substantially all of our business in China through our operating subsidiary, Longheda. We indirectly own all of the equity in Longheda as a result of our 100% ownership of Fezdale and Fezdale’s intermediate ownership of Solar Sun. Both Fezdale and Solar Sun are intermediate holding companies and have no other significant assets and operations. Longheda was incorporated in China in 2004. Subsequently, in a series of transactions between 2007 and 2008, Solar Sun acquired 100% ownership of Longheda. Jumbo Gloss is a private limited liability company that was established on October 13, 2009 under the laws of the British Virgin Islands. As of the date of this Report, Jumbo Gloss has no business operations.

The following chart reflects our organizational structure as of the date of this report.

We were originally incorporated in the State of Utah on April 22, 1983 under the name Portofino Investment, Inc. In January 1984, we changed our name to Fashion Tech International, Inc. In April 1999, our stockholders approved a merger with Fashion Tech International, Inc., a Nevada corporation, to change the domicile of the Company from Utah to Nevada.

We were a developmental-stage company from inception to January 1, 1984, when we became the holding company of certain operating or development-stage subsidiaries. From April 1, 1985 to August 14, 2008, we re-entered development-stage status.

On August 14, 2008, we acquired Fezdale in a reverse acquisition transaction, which involved a financing transaction and a related share exchange transaction whereby all of our current business operations were acquired by Fezdale. In the share exchange transaction, 100% of the issued and outstanding shares of Fezdale were exchanged for 30,166,878 shares of our common stock, thereby making the existing stockholders of Fezdale owners of 83.5% of our stock and also making Fezdale our wholly owned subsidiary. In the related financing transaction, we completed a private placement in which we sold 3,085,840 newly issued shares of our common stock for $8.58 million.

Our Industry

According to a report on China’s fruit processing industry issued by Beijing Business & Intelligence Consulting Co. Ltd. (“BBIC,” and such report is hereinafter referred to as the “BBIC Report”), an independent market research firm, China’s fruit processing industry has grown significantly in the past several years. The total output of processed fruit products in China grew from $16.8 billion in 2005 to $49.7 billion in 2009, representing a compound annual growth rate (“CAGR”) of 31.15% . The sales value of processed fruit products in China grew from $17.0 billion in 2005 to $47.0 billion in 2009, representing a CAGR of 28.95% . The following table sets forth the output and CAGR of four categories of processed fruit products.

Output Value Breakdown of Fruit Processing Industry in China
(in Billions of U.S.$, except for CAGR data)

	2005	2006	2007	2008	2009	CAGR
Canned Fruit	3.0	3.7	4.3	6.3	7.8	26.98%
Deep Processed Fruit*	9.7	13.1	16.1	23.6	29.1	31.61%
Fruit Juice and Beverage	3.3	4.4	5.7	7.6	10.2	32.59%
Glazed Fruits	0.7	1.0	1.4	2.0	2.6	38.83%
* Deep processed fruits include nectar, dried fruit and fruit wine, etc.

Source: 2006-2009 Fruit processing industry research report, Beijing Business & Intelligence Consulting Co. Ltd.

BBIC projected that the total sales value of processed fruit products in China will reach $68.7 billion in 2012 which equates to growth of 46.2% during the four-year period from 2009 to 2012. The table below sets forth the sales of fruit processing industry in China from 2005 to 2009 and estimated sales of fruit processing industry in China from 2010 to 2012.

Sales and Estimated Sales of Fruit Processing Industry in China, 2005-2012

(in Billions of U.S. $)	2005	2006	2007	2008	2009	2010E	2011E	2012E
Sales	16.0	21.0	26.1	37.9	47.0	53.2	61.0	68.7
Source: 2006-2009 Fruit processing industry research report, Beijing Business & Intelligence Consulting Co. Ltd.

We anticipate that growth in China’s fruit processing industry, especially, the premium specialty fruit-based products, will mainly be driven by the following factors:

The low per capita rate of fruit consumption in China. With approximately a quarter of the world’s population, China represents a key growth driver for the global fruit food market. Even though China is the largest producer of apples, third largest producer of oranges, and one of the top producers of pears and peaches in the world, per capita fruit juice consumption in China is currently well below that of major developed countries according to Euromonitor.

Growing affluence fosters increased consummation of processed fruit products. China’s economy has grown significantly in recent years. According to the National Bureau of Statistics of China (the “NBS”), China’s gross domestic product (“GDP”) has increased from RMB12.0 trillion ($1.6 trillion) in 2002 to RMB33.5 trillion ($4.9 trillion) in 2007. According to a report issued by the World Bank in March 2010, it is estimated that China’s GDP will grow at an annual growth rate of 9.5% in 2010. China’s economic growth has resulted in a significant increase in household disposable income in China. According to the NBS, between 2002 and 2009, urban household disposable income per capita increased from RMB7,703 ($1,055) to RMB17,175 ($2,512), or a CAGR of 12.1%, and rural per capita cash income increased from RMB2,476 ($339) to RMB5,153 ($754), or a CAGR of 11.0% . We believe that as GDP and disposable income increase, processed fruit products will become more affordable and consumers will generally spend an increasing portion of their disposable income on healthy nutritional products, such as our premium specialty fruit-based products.

Greater health awareness is expected to affect consumption of fruit and processed fruit products. We believe that improved living standards and growing household disposable income have led to greater health awareness among the population. As people become more affluent, we believe that their spending on quality health food and nutritional products, like our products, will increase. The juice beverage market in China continued growing steadily in 2009 as the growth in urban population and disposable income continued to drive demand for natural and healthy beverage products. According to the BBIC Report, the world fruit juice consumption is expected to increase from 33 billion liters in 1997 to 74 billion liter in 2020.

Government aims to promote the growth of China’s fruit processing industry. According to the BBIC Report, approximately 20-30% of fruit grown in China is lost, less than 50% of the total harvested fruit can be commercialized, and less than 10% of the total commercialized fruit is processed. We believe that the Chinese government will promote the development of the fruit and fruit processing industry, as evidenced by the “Development Program of Food Processing Industry 2006-2010” report issued by the PRC Ministry of Agriculture (“MOA”). The MOA aims to increase the fruit processing ratio to 10%-15% and the fruit commercialization ratio to above 60%, and to reduce the lost fruit ratio to 10%-15% by 2010. We believe the government’s five year plan will further facilitate the growth of the fruit processing industry in China.

Our Products

Our primary product offering includes fruit concentrate, nectar, glazed fruits and beverages as well as fresh fruits. We are also in the process of developing several new products.

The following charts set forth our products categorized by both products and source fruits type in terms of revenue for the fiscal years 2010 and 2009:

Product Mix – By Product

Product Mix – By Fruit Type

Fruit Concentrate

Fruit concentrate is our primary product line, accounting for approximately 47.5% and 51.2% of our total revenue in fiscal years 2010 and 2009, respectively. We currently produce four types of fruit concentrate: golden berry, crab apple, blueberry and raspberry. We currently have two concentrate production lines which are allocated for the production of all of four types of concentrates with an annual total production capacity of 9,960 tons. We plan to continue to focus on fruit concentrate which is our fastest growing product line with greatest market demand. To achieve this end, we plan to add one more fruit concentrate juice production line with a production capacity of 6,000 tons in fiscal year 2011.

Among the four types of concentrate, raspberry concentrate has the highest gross margin and crab apple concentrate occupies most of our production capacity even though it has a lower gross margin. We produce more crab apple concentrate despite its relatively lower gross margin mainly because of the high demand for crab apple products and abundant supply of fresh crab apples which has the largest supply in Northeast China as compared to the other three source fruits.

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

Nectar

Our nectar product line accounted for approximately 9.5% and 13.2% to our total revenue in fiscal years 2010 and 2009, respectively. Nectar is an unfermented and unconcentrated pulp product. To produce nectar, fresh fruits are crushed and then instantaneously sterilized under high temperature without adding any additives other than citric acid. It preserves the nutrition and flavor of the fresh fruit to the greatest extent and has a long shelf life. Nectar is easy to store and transport, and thus providing the producers of fresh fruit based products a much better alternative material than fresh fruit.

We currently produce and sell nectar products using only golden berries. Our nectar products are commonly re-processed into a wide variety of products, including fruit concentrate, fruit ice cream, nectar beverage, biscuits, fruit jam and fruit yogurt. Our nectar products were certified as green food by China Green Food Development Center in May 2006.

Glazed Fruits

Our glazed fruits product line accounted for approximately 22.8% and 10.9% to our total revenue in fiscal years 2010 and 2009, respectively. Glazed fruit is preserved fruit with high sugar content and is a popular, traditional Chinese food. Glazed fruits have a long shelf life and are commonly consumed as snacks.

We currently produce and sell our glazed fruits products using golden berries and blueberries. We launched our glazed blueberry products in the second quarter of fiscal year 2010 which were well received by our customers. In December 2009, we added a new glazed fruits production line with an annual production capacity of 1,200 tons in our Daqing factory which increased our total annual production capacity of glazed fruit products to 2,400 tons. Our glazed fruits are mainly sold as a premium snack. Due to the special taste of our golden berries and blueberries, our products are also commonly used in a wide variety of foods such as baked foods. Our glazed golden berry fruit products were certified as green food by China Green Food Development Center in May 2006.

Fresh Fruit

Sales from fresh golden berries accounted for approximately 3.0% and 4.3% to our total revenue in fiscal years 2010 and 2009, respectively. We sell fresh golden berries to our distributors during the picking season which is typically mid July to mid November every year. We purchase fresh golden berries from local farmers in Heilongjiang province and sort them into different grades. Only the top-grade golden berries that are freshest and have the best color, shape and aroma are sold as fresh fruit. The rest of the fresh golden berries are further processed into glazed fruits, nectar or concentrate.

Golden berries are especially difficult to preserve and usually perish within one week after harvest. To achieve longer shelf life, we keep the fresh fruit in ice houses before we pack them with preservative packing. With these measures, our products can generally remain fresh after long distance transportation and have at least one week longer of shelf life than other similar products in the market.

Beverage and others

Beverage

Beverages accounted for approximately 4.2% and 8.2% of our total revenue in fiscal years 2010 and 2009, respectively. Beverage products usually require large capital for advertising and special sales and marketing efforts. We decided to cease beverage production in March 2010 and believe that we will be more profitable by focusing on our primary high-end premium products.

Others

Since fiscal year 2008, due to demand from our distributors, we started to distribute apple concentrate pulp products and pear concentrate pulp products. These concentrate products are processed by third party vendors according to our technical requirements and standards. Sales from other products contributed approximately 12.9% and 12.2% of our total revenue in fiscal years 2010 and 2009, respectively.

New products under development

We plan to further diversify our product mix to cater to different customer tastes and preferences. We are currently developing glazed blackcurrant and seabuckthorn which are expected to be completed in fiscal year 2011.

Production

Production Facility

Our primary production facility is located in Daqing, Heilongjiang province, which started production in 2004. The facility is located on a 24,217-square-meter tract where we have land use rights until May 2055 and encompasses approximately 5,998 square meters of plant and warehouse space. We built another processing facility in Mu Dan Jiang, Helongjiang province in August 2008 where a 6,000 tons concentrate juice production line is located.

We currently own and operate five fruit processing lines with an aggregate processing capacity of 17,160 tons. The average utilization rate of our fruit processing lines was approximately 94.7% in fiscal year 2010. Since fresh fruits are difficult to preserve in the hot season, we generally keep no inventory of fresh fruits during production. We believe the current utilization rate of the fruit processing lines is the highest rate we can achieve while maintaining no inventory. Our production is mainly conducted from mid July to mid November each year because our primary source fruits are typically harvested during that time and must be processed right away.

To meet the expected growth of our business and to broaden our product portfolio, we are currently building a new fruit and vegetable powder manufacturing facility with an expected annual production capacity of 10,000 tons in Daqing. The new facility is funded by proceeds from our preferred stock offering in 2009 and is expected to begin production in approximately September 2010. The new facility will produce tomato, pumpkin and other popular fruit and vegetable powders that can be used as ingredients in a variety of products, including baby food, ready-to-drink mixes, instant soup mixes, snacks and other confectionery items. We plan to leverage our established supplier relationship and distributor network to cross sell our new fruit and vegetable powder products.

We are also currently upgrading all fruit concentrate production lines at our facilities in Daqing and Mu Dan Jiang, which have a total fruit concentrate annual production capacity of 9,960 tons. The upgrades include purchase of additional equipments and implementation of more advanced production techniques. We expect the upgrading will result in more efficient use of raw materials and have a favorable impact on gross margin. We expect the upgrading to be completed before July 2010.

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

Quality Control

We place primary importance on quality. Our production facility has ISO 9001 and HACCP series qualifications. We have established quality control and food safety management system for the purchase of raw materials, fruit processing, packaging, storage and distribution. We have also adopted internal quality standards that we believe are stricter than the standards mandated by the PRC government. We have a 16-person quality control team to closely monitor and test the quality of our products to ensure compliance with these standards.

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

Raw Materials and Suppliers

Raw Materials

Our business depends on maintaining a regular, timely and adequate supply of high-quality fresh fruits, which accounted for approximately 74% of our cost of sales in fiscal year 2010. Our facility is strategically located in Heilongjiang province, where abundant supply of source fruits is available. The close proximity of our facility to the orchards enables us to purchase fresh fruits at a lower cost. Our other raw materials mainly include packing materials (e.g. aseptic bags) and auxiliary processing materials (e.g. sugar and additives) that are widely available.

Suppliers and Supply Arrangements

We employ different procurement strategies to support our rapid growth based on the source fruit type. We coordinate primarily with the local government for the supply of golden berries and rely on a large group of vendors for the supply of other source fruits.

Golden berries in Heilongjiang are mainly grown in four fruit farms. We estimate that the annual output of golden berries at these four fruit farms is approximately 100,000 tons, which accounts for approximately 50% of the total output of golden berries in Heilongjiang province. Our processing volume of golden berries (including those sold as fresh fruits) in fiscal year 2010 was approximately 33,000 tons. We currently purchase a majority of our golden berries from two of these fruit farms -- Hailun and Nehe. It is costly and inefficient to purchase fresh fruits from each individual farmer so we coordinate with the local governments which plan and coordinate the overall fruit planting activities of individual farmers.

We normally sign written agreements with the local governments of Hailun and Nehe at the beginning of each year, which generally have a one-year term. The agreement typically sets forth the total quantity of golden berries to be purchased by us and a predetermined minimum price. The local governments deliver the demand information to individual farmers and coordinate corresponding growth and harvesting activities. In the picking season, we submit our daily request of golden berries to the local governments, who then instruct the farmers to deliver fresh fruits to our plant on a timely basis. The final purchase price is based on the prevailing market price, subject to a predetermined minimum price. This arrangement cuts down our procurement costs significantly and allows the local governments to protect and maximize the interests of constituent farmers.

We purchase other source fruits, including blueberries, crab apples and raspberries, directly from vendors as there is no centralized farm base for these fruits. As an alternative, we have developed a large group of agents who purchase fruits from the local farmers and then re-sell them to us. Our sourcing staff maintains close communication with our agents to ensure their efficiency and loyalty. Our sourcing staff also spends a lot of time to keep developing new agents in the planting area of these fruits. We believe we have established an effective and loyal group of agents who are able to provide us with sufficient fresh fruits to support our growth.

Marketing, Sales and Distribution

Sales and Distribution

We currently sell our products directly to 75 regional distributors across 20 provinces and 47 cities in China who then sell the products to various customers, including food processors, supermarkets and wholesale stores. As of March 31, 2010, our sales team consisted of 18 employees. We divide the national market into six regions and assign each region a sales team. Northern China is currently our biggest market, accounting for approximately 52% of our total revenue in fiscal year 2010.

We generally require our distributors to pay the full purchase price in cash before we deliver the products. We also offer credit for our products to selected existing distributors with long-term business relationships and excellent credit records. The credit term is generally up to 45 days. We utilize different pricing policies based on the type of source fruit. For instance, the price of our golden berry products is set based on raw material costs to ensure stable profit margin. We believe that we are the largest golden berry processor in China and the only processor in Northeast China which allows us to have strong pricing power. For products based on other source fruits, we price our products at the prevailing market price.

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

We believe we maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. Our top ten distributors accounted for approximately 64.6% and 53.9% of our total revenue in fiscal year 2010 and 2009, respectively. The biggest distributor accounted for approximately 13.5% and 9.2% for fiscal years 2010 and 2009, respectively. In fiscal year 2010, our two biggest distributors Laiyang Yitian Fruit Juice Company Limited and Beijing Huanpenyuan Food Company Limited accounted for approximately 13.5% and 11.3% of our total revenue, respectively.

Marketing

As of March 31, 2010, we have seven marketing personnel in our department who are responsible for market research, promotion and advertisement. We strengthen our market presence through various types of market campaigns. We participate in several domestic and international trade fairs, such as China National Sugar and Alcoholic Commodities Fair and International China Harbin Fair for Trade and Economic Cooperation. These trade fairs help to promote our reputation and name recognition in the industry.

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

Research and Development

Our research and development activities focus on new product development for new premium specialty fruits and quality improvement. We currently have five employees dedicated to research and development. We also cooperate with Heilongjiang Ba Yi Land Reclamation University (“HLAU”), an agriculture university in China. Since 2004, our company and HLAU have jointly developed six new products, four of which are now our principal products. On March 7, 2008, we entered into a technology cooperation agreement with HLAU to develop several new products, including glazed blueberry, blackcurrant concentrate, seabuckthorn concentrate and golden berry extracts. Under the agreement, we will provide a total amount of approximately $25,670 (RMB 180,000) to HLAU for the development of the new products and all intellectual property rights of the new products belong to our company. During the year, we have successfully developed the glazed blueberry, blackcurrant concentrate and seabuckthorn concentrate. We are currently developing glazed blackcurrant and seabuckthorn which is expected to be completed in fiscal year 2011.

Newly developed products will be put into production and commercialized when certain criteria are met, including: market demand is material, adequate supplies of raw material are secured to allow for efficient mass production, and production capacity is in place.

Intellectual Property

All of our product formulations are proprietary. We have not registered or applied for protections in China for most of our intellectual property or proprietary technologies relating to the formulations of our products. See Item 1A, “Risk Factors—Risks Related to Our Business—Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.” Although we believe that, as of today, patents and copyrights have not been essential to maintaining our competitive market position, we intend to assess appropriate occasions in the future for seeking patent and copyright protections for those aspects of our business that provide significant competitive advantages.

We sell our fruit concentrate, glazed fruit and nectar products under the brand of “农珍之冠 ”. Our chairman Changjun Yu transferred the trademark for “农珍之冠 ” in both class 29 and class 32 to our company which was approved by the Trademark Office of the State of Administration for Industry and Commerce of China in March 2009. The trademark expires in 2018.

We rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how. Our management and each of our research and development personnel have entered into a standard annual employment contract, which includes a confidentiality clause and a clause acknowledging that all inventions, designs, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership rights that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See Item 1A, “Risk factors—Risks Related to Our Business—Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.”

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC. The food industry, of which fruit based products form a part, is subject to extensive regulation in China. The following paragraphs summarize the most significant PRC regulations governing our business in China.

We are also subject to the PRC’s foreign currency regulations. The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

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

These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the use of additives, production, packaging, handling, labeling and storage, as well as facilities and equipment. Failure to comply with these laws and regulations may result in confiscation of our products and proceeds from the sales of non-compliant products, destruction of our products and inventory, fines, suspension of production and operations, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

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

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. We believe we are in material compliance with the relevant PRC environmental laws and regulations and are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Our Employees

As of March 31, 2010, we employed a total of 575 full-time employees. The following table sets forth the number of our employees by function.

Department	Number of Employees
Senior Management	12
Human Resources & Administration	63
Production	407
Procurement	3
Marketing	7
Sales	18
Logistic	36
Research & Development	5
Quality Control	16
Accounting	8
TOTAL	575

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

Seasonality

As is typical in the fruit processing industry, we experience seasonality in our business. Our fruit processing lines are mainly carried out from mid July to mid November each year because our primary source fruits are typically harvested during that period and must be processed right away. As a result of seasonality in production, our personnel, working capital requirements, cash flow and inventories vary substantially throughout the year. In fiscal year 2010, sales during the second, third and forth fiscal quarters accounted for approximately 26.5%, 24.4% and 36.2% of our total sales revenue respectively. Generally we experience lesser sales in the first fiscal quarter because of lower demand and decreased inventory levels.

Insurance

We have property insurance for our facility located in Daqing and Mu Dan Jiang City. We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China.

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See Item 1A, “Risk Factors—Risks Related to Our Business—We have limited insurance coverage and do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.”

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

ITEM 1A.

RISK FACTORS.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

While the financial crisis has stabilized in China, the global economy remains precarious and faces many challenges, which affect our business in a variety of ways. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

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

A secure supply of principal raw materials is crucial to our operation. Fresh fruits accounted for approximately 74% of our cost of sales in fiscal year 2010. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, especially fresh fruits which are affected by factors such as weather, growing condition and pest that are beyond our control. According to the BBIC Report, approximately 20-30% of fruit grown in China is lost. Historically, we have been able to meet our fresh fruit supply needs by building our processing facilities in close proximity to orchards and by collaborating with local government and establishing an effective group of vendors. Increases in the price of fresh fruits would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or changes in our product mix.

If we cannot maintain a consistent and cost-effective supply of source fruits, our results of operations, financial condition and business prospects will deteriorate.

The availability, size, quality and cost of source fruits for the production of our products are subject to operational risks inherent to farming, such as crop size, quality, and yield fluctuation caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. These and other operational risks could cause significant fluctuations in the availability and cost of the source fruits we use as raw materials. The prices of our fresh source fruits and other raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have a material adverse impact on our ability to achieve profitability.

Currently, we source our fresh golden berries primarily from two fruit farms pursuant to cooperation agreements with local governments and other fruits from agents who procure fruit for us from individual farmers. While we believe that we have adequate sources of raw materials and that we in general maintain good supplier relationships, if we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, it will adversely affect our results of operations, financial condition and business prospects.

We compete in an industry that is brand-conscious, and unless we are able to establish and maintain brand name recognition our sales may be negatively impacted.

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our independent distributors and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brand “农珍之冠 ” in the Chinese fruit products industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

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

We do not sell our products directly to end customers. Instead, we rely on third-party distributors for the sale and distribution of our products. We sell our products through an extensive nationwide sales and distribution network covering 20 provinces and 47 cities in China. As of March 31, 2010, this network comprised 75 distributors. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for our brand and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time ordered by distributors.

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

We are currently building a new fruit and vegetable powder facility which is expected to start production in fiscal year 2011. Our decision to increase our production capacity was based in part on our projections of increases in our sales volume and growth in the size of the premium specialty fruit and vegetable based product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and adversely affect our financial condition and results of operations. Our future success depends on our ability to expand our business to address growth in demand for our current and future products. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

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

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from three quarters.

Our business is highly seasonal in production, reflecting the harvest season of our primary source fruits during the months from mid-July to mid-November. Typically, a substantial portion of our revenues are earned during our second, third and forth fiscal quarters. We generally experience lowest revenues during our first fiscal quarter. Sales in the second, third and forth fiscal quarters accounted for approximately 26.5%, 24.4% and 36.3% of our total revenues for the fiscal year ended March 31, 2010, respectively. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance and evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net sales for the fiscal year ended March 31, 2010 to $72.9 million from $56.4 million during the prior fiscal year. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

Mr. Yiu Fai Kung and Mr. Kwan Mo Ng, collectively own approximately 79% of our outstanding voting securities, giving them controlling interest in the Company. However, neither Mr. Kung nor Mr. Ng is an executive officer or director of the Company and is not a participant in any way in the day to day affairs of the Company. Mr. Kung and Mr. Ng may have little or no knowledge of the details of the Company’s operations and do not participate in the corporate governance of the Company. In addition, this concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products under “农珍之冠 .” We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or “SOX 404”, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to the operating effectiveness of the company’s internal controls. Under current law, we were subject to these requirements beginning with our annual report for the fiscal year ending March 31, 2008, although the auditor attestation was not required until our annual report for the fiscal year ending March 31, 2011. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction and in some situations, require approval of MOFCOM when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires MOFCOM anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of her residents is not taxable, the foreign investor shall provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through the abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the tax authority shall have the power to re-assess the nature of the equity transfer in accordance with the “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

“Income derived from equity transfers” as mentioned in this circular refers to income derived by non-resident enterprises from direct or indirect transfers of equity interest in China resident enterprises, excluding share in Chinese resident enterprises that are bought and sold openly on the stock exchange.

While the term "indirectly transfer" is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the very country (jurisdiction) and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. Meanwhile, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for 24,217 and 37,309 square meters of land located at No. 3, Xin Fa Street, Daqing Hi-tech Industrial Development Zone, Daqing City and Bei Dian Village, Wu Lin Town, Lin Kou County, Mudangjiang City, respectively. The land use rights of both land will expire on May 19, 2055 and February 28, 2058, respectively.

We are currently in the process of acquiring the land use right for 40,000 square meters of land located in Daqing to build our new fruit and vegetable powder manufacturing facility with an annual production capacity of 10,000 tons. The new facility is expected to begin production in September 2010 and will produce tomato, pumpkin and other popular fruit and vegetable powders that can be used as ingredients in a variety of products, including baby food, ready-to-drink mixes, instant soup mixes, snacks and other confectionery items.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

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

 (REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE Amex and trades under the symbol “CNGL.” The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended March 31, 2010
1st Quarter	$4.00	$2.69
2nd Quarter	4.50	3.27
3rd Quarter	4.26	3.00
4th Quarter	4.67	3.63

Year Ended March 31, 2009
1st Quarter	$3.00	$0.50
2nd Quarter	3.00	3.00
3rd Quarter	5.00	1.00

4th Quarter	4.10	2.50

_________________________________________
(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.finance.yahoo.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of June 25, 2010, there were approximately 486 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended March 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

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

Overview

We are a holding company and conduct all of our operations through our indirect, wholly-owned subsidiary, Longheda, which is a leading producer of premium specialty fruit-based products in China. We develop, process, market and distribute a variety of food products processed primarily from premium specialty fruits grown in Northeast China, including golden berries, crab apple, blueberries and raspberries. Our current products include fruit concentrate, nectar and glazed fruits as well as fresh fruits.

We sell our products through an extensive nationwide sales and distribution network covering 20 provinces and 47 cities in China. As of March 31, 2010, this network was comprised of 75 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit supermarkets.

Our manufacturing facility is located in Daqing City and Mu Dan Jiang City, Heilongjiang Province, China where abundant supply of various premium specialty fruits is readily available. We have five fruit processing lines with an aggregate capacity of 17,160 tons.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth of China's fruit processing industry. BBIC projects that the total sales and net income of processed fruit products in China will reach $37.2 billion and $2.5 billion in 2010, representing growth of 42.52% and 66.67%, respectively, since 2007. We believe that the recent growth in processed fruit product consumption in China is largely attributable the increased affordability of processed fruit products and increased health and wellness consciousness in China. We expect these factors to continue to drive industry growth, especially in our primary markets – premium specialty processed fruit products. Such growth will not only increase the overall market size for processed fruit products, but will also benefit companies that are well positioned to sell in these markets.

  Product Offering and Pricing. Processed fruit products including fruit concentrate, glazed fruit and nectar have been, and are expected to remain, our primary product offering. Our processed fruit products accounted for approximately 75.3% and 79.9% of our total net sales for fiscal years ended March 31, 2009 and 2010, respectively. The gross margin for our processed fruit products was approximately 49.0% for the fiscal year ended March 31, 2010 as compared to 32.2% for our beverage and other products. We plan to continue to focus on our higher margin processed fruit products in the future. Because we have a strong bargaining power on golden berry products, we generally closely tie the pricing of gold berry products to the raw material prices to ensure stable profit margin. We price our other products with reference to the prevailing market price.

  Fluctuations in Raw Material Supply and Prices. The per unit cost of producing our products is subject to the supply and price volatility of raw materials, especially fresh fruits which are affected by factors such as weather, growing condition and pests that are beyond our control. Fresh fruits accounted for approximately 74% of our total cost of sales in fiscal year 2010. Historically, we have been able to meet our fresh fruit supply needs by building our processing facilities in close proximity to orchards and by collaborating with local government and establishing an effective group of vendors. Increases in the price of fresh fruits would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix.

  PRC Government Policy Promoting the Development of the Fruit Processing Industry. In the PRC central government’s eleventh five-year guideline, the central government emphasized its determination to solve the problems of farmers, boost modern agriculture and increase rural affluence. After the onset of the economic crisis in late 2008, the Ministry of Agriculture also stated its objective to promote the fruit processing and fruit commercialization. We believe that our business model is structured within the framework of these Ministry of Agriculture initiatives and that government policies will continue to have a positive impact on the sale of our products.

  Expansion of our production capacity. Expansion of our capacity is needed to satisfy increased demand for our products. The average utilization rate for our five fruit processing production lines was approximately 94.7% in fiscal year 2010. In order to increase our production capacity, we must make capital investment to build additional production lines to satisfy the projected demand of our products.

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2010		March 31, 2009
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
	(audited)	of Net Sales	(audited)	of Net Sales
Net Sales	$72,917	100.0%	$56,419	100.0%
Costs of Sales	39,656	54.4%	31,778	56.3%
Gross profit	33,261	45.6%	24,641	43.7%
Selling expenses	3,547	4.9%	2,930	5.2%
General and administrative expenses	3,977	5.5%	12,409	22.0%
Interest expenses	-	-	480	0.9%
Other income	361	0.5%	32	0.1%
Income before noncontrolling interests and income taxes	26,098	35.8%	8,854	15.7%
Income taxes	6,849	9.4%	4,128	7.3%
Noncontrolling interests	-	-	209	0.4%
Net income	19,249	26.4%	4,517	8.0%
Earnings per share:
Basic	$0.5451		$0.1351
Diluted	$0.5059		$0.1350

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB6.84 to $1 for the fiscal year ended March 31, 2010 and the rate of RMB6.88 to $1 for the fiscal year ended March 31, 2009.

Net Sales

Net sales increased $16.5 million, or 29.2%, to $72.9 million in fiscal year 2010 from $56.4 million in fiscal year 2009. The increase was mainly attributable to the increased sales volume of our products, especially our glazed fruit, concentrated juice and concentrated pulp products. Sales of glazed fruit grew significantly from $6.2 million in fiscal year 2009 to $16.6 million in fiscal year 2010, sales of concentrate juice and concentrate pulp grew from $28.9 million to $34.7 million and from $6.9 million to $9.4 million during those periods, respectively. Market demand for our products was strong in the fiscal year 2010, due, in part, to the Chinese government’s economic stimulus program, growth in a health conscious urban population and a rise in per capita disposable income in China. We launched new glazed blueberry products in September 2009, which were well received by our customers and our new glazed fruit production line started production in December 2009, both of which increased our glazed fruit production and sales in fiscal year 2010.

The following table sets forth percentage of net sales generated by each product for the fiscal years ended March 31, 2010 and 2009:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2010		March 31, 2009
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$2,221	3.0%	$2,441	4.3%
Glazed fruit	16,622	22.8%	6,168	10.9%
Nectar	6,961	9.6%	7,430	13.2%
Concentrate juice	34,671	47.5%	28,906	51.2%
Concentrate pulp	9,377	12.9%	6,857	12.2%
Beverage	3,065	4.2%	4,617	8.2%
Total	$72,917	100.0%	$56,419	100.0%

Cost of Sales

Cost of sales increased $7.9 million, or 24.8%, to $39.7 million in fiscal year 2010 from $31.8 million in fiscal year 2009. This increase was primarily due to, and consistent with, the increase in our sales volume. In fiscal year 2010, we sold a higher percentage of glazed fruit products, which generally have a lower per unit cost as compared to fruit concentrate juice and concentrated pulp products. Therefore, the overall percentage increase in cost of sales is lower than the overall percentage increase in sales.

Gross Profit and Gross Margin

Gross profit increased $8.6 million to $33.3 million in fiscal year 2010 from $24.6 million in fiscal year 2009. Gross profit as a percentage of net revenues was 45.6% and 43.7% for fiscal years 2010 and 2009, respectively. The modest increase in gross margin was mainly due to the change in product mix. In fiscal year 2010, a bigger percentage of our net sales were generated from sales of higher margin, glazed fruit products.

The gross margins for fruit concentrate, glazed fruit, nectar and concentrate pulp products for fiscal year 2010 were 43.4%, 52.6%, 68.3% and 31.8%, as compared to 36.0%, 64.9%, 69.0% and 37.9% for the same period last year, respectively. We were able to increase the gross margin for fruit concentrate products during the 2010 fiscal year because the average sales price of raspberry concentrate products increased approximately 100% as compared to last fiscal year. The gross margin for glazed fruit dropped in fiscal year 2010 because we used frozen fresh fruit to process glazed golden berries and glazed blueberries during the non-harvest season. The cost of frozen fresh fruit is usually higher than fresh fruit. We used frozen fresh fruit during the non-harvest season in order to maximize the utilization rate of our glazed fruit production line and increase sales volume. The gross margin for concentrate pulp products decreased in fiscal year 2010, mainly because sales price for apple concentrate pulp in the international market decreased significantly during the 2010 fiscal year as compared to last fiscal year due to the general economic climate. However, the price of apple, the main raw material for apple concentrate pulp, in the international market was stable, increased moderately.

Selling and General and Administrative Expenses

Selling and general and administrative expenses decreased $7.8 million, or 50.9%, to $7.5 million in fiscal year 2010 from $15.3 million in fiscal year 2009 mainly due to the decrease of general and administration expenses as discussed below.

Selling expenses increased $617,355, or 21.1%, to $3.5 million in fiscal year 2010 from $2.9 million in fiscal year 2009. As a percentage of net sales, our selling expenses slightly decreased to 4.9% in fiscal year 2010 from 5.2% in fiscal year 2009. The increase in our selling expenses was generally in line with the increase in sales volume.

General and administrative expenses decreased $8.4 million, or 68.0%, to $4.0 million in fiscal year 2010 from $12.4 million in fiscal year 2009. As a percentage of net sales, general and administrative expenses decreased to 5.5% in fiscal year 2010, as compared to 22.0% in fiscal year 2009. The dollar and percentage decrease was mainly attributable to a $9.5 million non-cash compensation expense resulting from the release of certain escrow shares to our shareholder Yiu Fai Kung as discussed below. In connection with the Company’s private placement on August 14, 2008, the Company entered into two make good escrow agreements, under which a total of 5,599,598 shares of the Company’s common stock held by Yiu Fai Kung, the Company’s major shareholder, were placed in escrow. For each of 2009 and 2010, 2,799,799 shares will be transferred to investors and other parties or returned to Mr. Kung, depending on whether the specified earnings targets were achieved. The specified earnings targets for fiscal years 2009 and 2010 were net income of $13,919,707 and $18,495,315, respectively. We met the fiscal year 2009 earnings target and recorded a non-cash charge to compensation cost of $9.5 million in the fourth quarter of fiscal year 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares as Mr. Kung was a director of Fezdale. Although we met the fiscal year 2010 earnings target, because Mr. Kung resigned from his position as Fezdale’s director in July 2009 and the release of the escrowed shares are not contingent on his continuing employment with the Company, in accordance with FASB ASC 718-10-S99-2 2010, the Company did not recognize any compensation expense relating to the release of make good shares for the fiscal year ended March 31, 2010.

Other than the non-cash compensation expenses incurred in fiscal year 2009 in connection with the make good arrangement, our general and administrative expenses increased $1.1 million, or 37.6% in fiscal year 2010. As a percentage of net sales, our general and administrative expenses increased slightly from 5.1% for fiscal year 2009 to 5.5% for fiscal year 2010. The modest increase was mainly attributable to costs associated with the transfer from the Over-the-Counter Bulletin Board to the NYSE AMEX in August 2009.

Interest Expenses

We did not have any interest expenses for the fiscal year ended March 31, 2010 because we repaid all outstanding bank loans on March 26, 2009.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $17.2 million, or 194.8%, to $26.1 million in fiscal year 2010 from $8.9 million in fiscal year 2009. Income before noncontrolling interests and income taxes as a percentage of net sales increased from 15.7% in fiscal year 2009 to 35.8% in fiscal year 2010. The percentage increase was primarily attributed to the increase in sales volume and gross margin and decrease in general and administrative expenses as discussed above.

Provision for Income Taxes

Our provision for income taxes was $6.9 million and $4.1 million during the fiscal years ended March 31, 2010 and 2009, respectively. The increase was mainly due to increase in net income before income tax. As a percentage of net sales, provision for income taxes increased from 7.3% for the 2009 fiscal year to 9.4% for the 2010 fiscal year. We had a lower percentage of provision for income tax to net sales for fiscal year 2009 mainly because of the deferred tax of $0.5 million arising from the temporary difference recognized from the 25% of equity interest of Longheda acquired by Solar Sun in May 2008.

We file separate tax returns in the United States and China. Income taxes of our PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for Longheda is 25%.

Substantially all of our income was derived from dividends we receive from our PRC operating subsidiary. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiary, but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk factors—Risks Related to Doing Business in China— Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Net Income

Net income increased $14.8 million, or 326.1%, to $19.3 million in 2010 from $4.5 million in 2009. Other than the non-cash compensation charge of $9.5 million in fiscal year 2009 due to the make good arrangement, our net income increased $5.3 million, or 37.1%, to $19.3 million in fiscal year 2010 from $14.0 million in fiscal year 2009. The increase was mainly a result of the increase in sales revenue as discussed above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of approximately $36.0 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Year Ended March 31,
	2009	2008
Net cash provided by operating activities	$21,667	$6,301
Net cash used in investing activities	(1,701)	(19,956)
Net cash provided by financing activities	11,283	11,748
Effect of exchange rate on cash and cash equivalents	(24)	(429)
Cash and cash equivalents at beginning of the period	4,769	7,105
Cash and cash equivalents at end of period	35,994	4,769

Operating Activities

Net cash provided by operating activities was $21.7 million in fiscal year 2010, an increase of $15.4 million, or 243.9% from $6.3 million net cash provided by operating activities in fiscal year 2009. Net cash provided by operating activities for the 2010 fiscal year was mainly attributable to the net earning of $19.3 million.

Investing Activities

Net cash used in investing activities was $1.7 million in fiscal year 2010, as compared to $20.0 million in fiscal year 2009. Our cash used in investing activities during fiscal year 2010 was primarily for the purchase of a new glazed fruit production line in December 2009 for approximately $2.7 million which was partially offset by the proceeds from disposal of the beverage production line of approximately $1.0 million. Our cash used in investing activities during fiscal year 2009 primarily related to our acquisition of the 25% of minority interest in Longheda for $6.8 million and the purchase of property, plant and equipment for the new concentrated fruit juice production line in Mu Dan Jiang for $13 million.

Financing Activities.

Net cash provided by financing activities was $11.3 million in fiscal year 2010, as compared to $11.8 million in fiscal year 2009. During the 2010 fiscal year, the cash provided by financing activities was mainly attributable to the receipt of $12.2 million in net proceeds from a private placement financing transaction closed in October 2009. The net cash provided by financing activities in fiscal year 2009 was primarily attributable to $7.3 million proceeds from a private placement financing, loans from shareholders of $7.4 million, and proceeds from bank borrowing of $7.3 million which was partially offset by the repayment of bank loans of $10.2 million.

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

Capital Expenditures

Our capital expenditures were $2.7 million and $13.1 million for the fiscal years ended March 31, 2010 and 2009, respectively. Our capital expenditures were mainly used to expand our production capacity. Our most material capital expenditure for fiscal year 2010 was the purchase of a glazed fruit production line.

On February 23, 2010, we entered into a $1.17 million revolving credit facility with the Heilongjiang Rural Credit Union with a term of three years. This facility is secured by our land and buildings located in Daqing City. On February 25, 2010, we entered into another $1.59 million revolving credit facility with the Longjiang Bank with a term of two years. This facility was secured by our land and buildings in Mu Dan Jiang City. Both facilities are for the working capital need during our production season. As of the date of this report, we did not draw down on either of the facilities and did not have any outstanding bank loan.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months. We may require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

Trade accounts receivable

In the normal course of business the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at March 31, 2010 (2009: nil) was recorded.

Inventories

The cost of finished products inventories includes raw materials, direct labor and indirect production costs. Inventories are stated at the lower of cost or market. The Group uses first-in, first-out methods to value its inventories. During the idle production period, overhead costs include depreciation are treated as current-period charges, which are expensed to general and administrative expense instead of cost of sales.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery – 10 years; furniture, fixtures and office equipment – 5 years; motor vehicles – 5 years. During the idle period of the plant, depreciation is treated as current-period charges, which charge directly to general and administrative expense.

Revenue recognition

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

Recent Accounting Pronouncements

(a) Recent accounting pronouncement Adopted

In June 2009, the FASB issued a standard that established the FASB ASC and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements were changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, which provides guidance about how to measure assets and liabilities that use fair value. ASC 820 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued amendments which state that ASC 820 does not address fair value measurements for purposes of lease classification or measurement and delay the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of ASC 820 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. The Company adopted ASC 820 for certain of its non-financial assets and liabilities on April 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued a new business combinations standard codified within ASC 805 Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted ASC 805 on April 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries codified within ASC 810 Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption of ASC 810 on April 1, 2009, the Company reclassified its noncontrolling interest from minority interest to equity in the accompanying March 31, 2010 and March 31, 2009 consolidated balance sheets. The Company expects the adoption did not have a material impact on its financial position, cash flows and results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified in ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. ASC 815 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted ASC 815 on April 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In April 2009, the FASB issued an accounting standard which provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820. The standard provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The Company adopted the standard during the interim period ended June 30, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In May 2009, the FASB issued a new accounting standard regarding subsequent events codified in ASC 855 Subsequent Events (“ASC 855”). ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 was effective for the Company’s first quarter ended June 30, 2009.

In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

(b) Recent accounting pronouncements not yet effective

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For the Company, this ASU was effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning April 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

Management believes other recent accounting pronouncements issued by the FASB and the SEC do not have a material impact on the Company’s present or future financial statements.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

The harvest season for our source fruits is generally from mid July to mid November every year. As fruits collected cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested. Our fruit processing production is generally busiest from mid-July to mid-November every year.

We will generally experience higher sales in the second, third and forth fiscal quarters mainly due to distributors’ (i) efforts to obtain adequate supply of our fruit processing products before the fruit supply diminishes after production ceases in November; and (ii) anticipation of higher demand for processed fruit products as a result of festive seasons, such as Middle Autumn festival, Christmas and the Chinese New Year which were in the second, third and forth quarter of our fiscal year.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2010 and 2009 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of March 31, 2010, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Changjun Yu	37	Chairman
Jinglin Shi	36	Chief Executive Officer, President and Director
Jingfu Li	67	Director
Tony Chan	38	Director
William Haus	46	Director
Colman Cheng	41	Chief Financial Officer, Treasurer and Secretary
Manjiang Yu	38	Vice President of Sales

Changjun Yu. Mr. Yu is the founder of our company and has served as the chairman of our board of directors since the completion of the reverse acquisition of Fezdale on August 14, 2008. Mr. Yu has been the chairman of our subsidiary Longheda since its formation in 2004. From 2001 to 2003, Mr. Yu was the vice president of sales of Haerbin Shengjinlai Economic and Technology Development Co. Ltd. From 1997 to 2000, He served as the vice president of production and then vice president of sales of Shandong Qingzhou Dajinxing Aviation Beverage Co. Ltd. Mr. Yu has over 13 years of experience in the food industry. Mr. Yu was selected to serve as a director on our board in connection with his leadership, business management skills as well as vision and strategic experience, which he has acquired from his management roles in prior years. Mr. Yu has not held any other public company directorship during the past five years.

Jinglin Shi. Mr. Shi is one of our founders. He has been our Chief Executive Officer, President and director since the completion of the reverse acquisition of Fezdale on August 14, 2008. Mr. Shi has served as the Chief Executive Officer of our subsidiary Longheda since its formation in 2004. From 2001 to 2003, Mr. Shi worked as the sales manager and then the vice president of sales of Daqing Yuehaitian Economic and Trade Co. Ltd. Mr. Shi was selected to serve as a director on our board in connection with his leadership, business management experience and knowledge of the fruit processing industry which he acquired as the management of Longheda, as well as his understanding of the Company’s vision and strategy. Mr. Shi has not held any other public company directorship during the past five years.

Jingfu Li. Mr. Li has over 40 years of teaching experience in the subject of horticulture. For the last 18 years, Mr. Li has been working as a professor and doctoral advisor at the Northeast Agricultural University in China. He has also served key roles in horticulture related organizations, such as chairman of the Horticultural Society of Heilongjiang Province, editor of Journal of Chinese Vegetables, member of Crop Varieties Validation Committee in Heilongjiang Province, executive director of the Horticultural Society of China, and chairman of Tomato Branch of the Society of Horticulture in China. Mr. Li graduated from Northeast Agricultural University (formerly known as Northeast Agricultural College) with a Bachelor’s in Science degree in Horticulture. His outstanding contributions have been well recognized by the government and he has been awarded with governmental allowance by the State Council and first prize in Scientific Technology Advancement for “export-oriented vegetables, new varieties of hybrid technology and breeding” in Heilongjiang Province. Mr. Li was appointed as our independent director on June 11, 2009. Mr. Li was selected to serve as a director on our board in connection with his knowledge and extensive experience of over 40 years in the horticulture industry. Mr. Li has not held any other public company directorship during the past five years.

Chun Wai (Tony) Chan. Mr. Chan has extensive experience in general assurance and business advisory services in both Hong Kong and China. Moreover, Mr. Chan has over extensive experience in public listings in Hong Kong and Singapore, mergers and acquisition as well as corporate finance. Mr. Chan is a Certified Public Accountant in Hong Kong, Australia and an International Associate of American Institute of CPAs. Since 2004, Mr. Chan has been working as a director a CPA practice. He holds a Master’s degree in business administration. Mr. Chan is the independent non-executive director of four public companies listed on the Hong Kong Stock Exchange: Hans Energy Company Limited; Honbridge Holdings Limited, Oriental City Group Holdings Limited and Wai Chun Mining Industry Group Company Limited. Mr. Chan was appointed as our independent director on June 11, 2009 and he is the chairman of our Audit and Governance and Nominating Committee. Mr. Chan was selected to serve as a director on our board in connection with his substantial experience in general assurance and business advisory and experience as directors of several public companies, which provided him with a unique perspective on accounting and financial reporting expertise. Other than noted above, Mr. Chan has not held any other public company directorship during the past five years.

William P. Haus, CFA. Mr. Haus has extensive experience in business and finance for public companies as well as China-based companies. From August 2008 to February 2010, Mr. Haus was the Chief Executive Officer and director of CS China Acquisition Corporation, a special purpose acquisition corporation which completed a business combination with a China-based private company. Over the past 28 years, Mr. Haus has worked in a variety of roles in analyzing companies and evaluating companies as potential investments. From September 2005 to May 2008, Mr. Haus was an Analyst for The Pinnacle Fund & The Pinnacle China Fund, both of which were funds focused on investment opportunities in the United States and China. From March 2000 to September 2005, Mr. Haus was the Senior Equity Research Analyst covering the Healthcare Information Technology and Pharmaceutical Outsourcing industries, for Advest, Inc. and Stanford Financial Group, both securities brokerage firms. Mr. Haus graduated from the State University of New York College at Fredonia with a B.S. in business administration and a B.A. in economics and received a Master of Business Administration (MBA) from Boston University. He is a Chartered Financial Analyst (CFA) and member of the CFA Institute. Mr. Haus is also independent director of China Valves Technology, Inc. (listed on the NASDAQ) and THT Heat Transfer Technology, Inc. (listed on OTCBB). Mr. Haus’ experiences in analyzing, investing, and consulting with China-based, U.S. listed companies and other skills allow him to contribute to our company as an independent director of our company. Mr. Haus was appointed as our independent director on June 11, 2009 and he is the chairman of our Compensation Committee. Other than noted above, Mr. Haus has not held any other public company directorship during the past five years.

Sing Kau (Colman) Cheng. Mr. Cheng has been our Chief Financial Officer, Treasurer and Secretary since the completion of the reverse acquisition of Fezdale on August 14, 2008 and the Chief Financial Officer of our subsidiary Longheda since August 2007. Mr. Cheng has extensive auditing, accounting and financial management experience in big four accounting firms and other sizable corporations. From August 2006 to June 2007, he served as an investment manager of KAB Asia Limited. From October 2004 to August 2006, he was a financial controller and company secretary of A&K Education Software Holdings Limited, a GEM listed company in Hong Kong. From February 2003 to October 2004, he was a senior auditor of CCIF CPA Limited. Mr. Cheng received a bachelor’s degree in Accounting from Edith Cowan University in Australia and is an associate member of both the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Cheng has not held any other public company directorship during the past five years.

Manjiang Yu. Mr. Yu has been our Vice President of Sales since the completion of the reverse acquisition of Fezdale on August 14, 2008. Mr. Yu worked as the assistant to the Chief Executive Officer, then the Chief Market Officer of our subsidiary Longheda since its formation in 2004. Before joining Longheda, he served as the president of Daqing High-tech Zone Ruinuo Economic & Trade Co. Ltd. from 2002 to 2004. Mr. Yu has not held any other public company directorship during the past five years.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition and Committees

The Company is governed by the Board that currently consists of five members: Jinglin Shi, Changjun Yu, William Haus, Chun Wai Chan and Jingfu Li. Since June 2009, the Board has established three Committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which is available on the Company’s website http://chinanutrifruit.com/CorporateGovernance.html. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, China Nutrifruit Group Limited, 5th Floor, Chuangye Building, Chuangye Plaza, Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone, Daqing, Heilongjiang, People’s Republic of China, 163316.

Audit Committee

Our Audit Committee consists of our three independent directors, William Haus, Tony Chan and Jingfu Li. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Our board of directors has determined that Mr. Chan qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and that he is financially literate and independent in accordance with the requirements of the SEC and the NYSE Amex.

The Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  meeting separately and periodically with management and our internal and independent auditors; and

  such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in the 2010 fiscal year.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to Chief Executive Officer, President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 10-K filed on June 15, 2009. The code of ethics is available on our website at http://www.chinanutrifruit.com/CorporateGovernance.html. Thereafter, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, however, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table – 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Jinglin Shi,	2010	83,586	-	-	-	-	83,586
CEO and President (1)	2009	55,617	-	-	-	-	55,617

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

Employment Agreements

On July 30, 2008, our subsidiary Fezdale entered into an employment agreement with Jinglin Shi, our Chief Executive Officer and President. Under the employment agreements, Mr. Shi will receive an annual salary of RMB 600,000. Mr. Shi is subject to customary confidentiality and non-competition covenants as provided in the employment agreement.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended March 31, 2010:

	Fees Earned or	Stock	Option	Non-Equity
	Paid in Cash	Awards	Awards	Incentive Plan	All Other	Total
				Compensation	Compensation
Name	($)	($)	($)	($)	($)	($)

Tony Chan	16,167	-	-	-	-	16,167

William Haus	19,350	117,000(1)	-	-	-	136,350

Jingfu Li	6,576	-	-	-	-	6,576

(1) On July 31, 2009, the Company granted 30,000 shares of common stock to William Haus. The shares will vest in full on July 31, 2010.

Tony Chan, William Haus and Jingfu Li were appointed directors effective as of June 11, 2009. We entered into separate indemnification agreements with each director. Under the terms of the indemnification agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

On June 11, 2009, we entered into independent director agreement with each of Tony Chan, William Haus and Jingfu Li. Under the terms of the agreements, the Company agreed to pay Mr. Chan an annual fee of $20,000, Mr. Haus an annual fee of $24,000 and Mr. Li an annual fee of $8,721, as compensation for the services provided by them as directors of the Company. The payment will be made on a quarterly basis.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of June 25, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of China Nutrifruit Group Limited, 5th Floor, Chuangye Building, Chuangye Plaza, Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone, Daqing, Heilongjiang, China 163316.

			Amount and
			Nature of
Name and Address of Beneficial			Beneficial	Percent of
Owner	Office, If Any	Title of Class	Ownership(1)	Class(2)
Officers and Directors
Changjun Yu	Chairman	Common stock,	0	*
		$0.001 par value
Jinglin Shi	CEO, President and	Common stock,	0	*
	Director	$0.001 par value
Jingfu Li	Director	Common stock,	0	*
		$0.001 par value
Tony Chan	Director	Common stock,	0	*
		$0.001 par value
William Haus	Director	Common stock,	30,000 (3)	*
		$0.001 par value
Colman Cheng	Chief Financial Officer	Common stock,	0	*
		$0.001 par value
Manjiang Yu	Vice President of Sales	Common stock,	0	*
		$0.001 par value
All officers and directors as a group		Common stock,	30,000 (3)	*
(7 persons named above)		$0.001 par value
5% Security Holders
Yiu Fai Kung (4)		Common stock,	21,116,815	57.5%
		$0.001 par value
Honouryear Limited (5)		Common stock,	15,517,217	42.3%
		$0.001 par value
Bestsucceed Limited (6)		Common stock,	7,892,063	21.5%
		$0.001 par value
* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.

(2)

A total of 36,718,772 shares of Common Stock as of June 25, 2010 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 30,000 shares that will vest on July 31, 2010.

(4)	Includes 15,517,217 shares owned by Honouryear Limited of which Yiu Fai Kung is the director and sole owner and has voting and investment control over the securities held by it.

(5)	Yiu Fai Kung is the director and sole owner of Honouryear Limited and has voting and investment control over the securities held by it.

(6)	Kwan Mo Ng is the director and sole owner of Bestsucceed Limited and has voting and investment control over the securities held by it.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On May 16, 2008, our Chairman Changjun Yu entered into a Trademark Transfer Agreement with our company pursuant to which Mr. Yu transferred his rights to the trademark “农珍之冠 ” to our company for a nominal consideration of RMB 1. In connection with the trademark transfer, Mr. Yu also entered into a Trademark License Agreement with our company pursuant to which Mr. Yu granted us the exclusive rights to use such trademark before the Trademark Office approves the transfer of such trademark. See Item 1, “Our Business – Intellectual Property.”

  On April 28, 2008, our subsidiary Longheda entered into a financial advisory agreement, or the Financial Advisory Agreement, with HFG International, Limited. The Financial Advisory Agreement was amended on August 12, 2008. Under the Financial Advisory Agreement, as amended, HFG International, Limited agreed to provide Longheda with financial advisory and consulting services in facilitating Longheda’s going public transaction. In consideration for these services, HFG International, Limited was entitled to $450,000 which was paid within 45 days after the closing of our reverse acquisition of Fezdale. HFG International, Limited is an affiliate of Halter Financial Investments, L.P., which was an 87.5% shareholder of our company before the closing of the reverse acquisition of Fezdale and a 6.96% shareholder as of the date of this report.

  On August 14, 2008, Mr. Kung, the former shareholder of Fezdale, entered into a make good escrow agreement with HFG International, Limited. Pursuant to the agreement, Mr. Kung established an escrow account and delivered to the escrow agent certificates evidencing 2,513,758 shares of our common stock beneficially owned by him, to be held for the benefit of HFG International, Limited. Mr. Kung agreed that if the after tax net income (after the exclusion of certain items from the calculation), or ATNI, for the Company’s 2009 fiscal year is less than $13,919,707 or the ATNI for the Company’s 2010 fiscal year is less than $18,495,315, then, in each case, Mr. Kung will transfer to HFG International, Limited 1,256,879 shares. If the ATNI for the Company’s 2009 fiscal year is no less than $13,919,707 or the ATNI for the Company’s 2010 fiscal year is no less than $18,495,315, then, in each case, 1,256,879 shares will be returned to Mr. Kung.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board is currently composed of 5 members, of which Chun Wai Chan, Jingfu Li and William Haus are “independent” as that term is defined by the rules and regulations of the NYSE Amex. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty to act in good faith in our interest.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended March 31, 2010 and 2009:

	Fiscal Year Ended March 31,
	2010	2009
Audit Fees	$241,268	$476,754
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$241,268	$476,754

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by HLB Hodgson Impey Cheng, Certified Public Accountants for our financial statements as of and for the year ended March 31, 2011.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 29, 2010

CHINA NUTRIFRUIT GROUP LIMITED

By: /s/ Jinglin Shi
Jinglin Shi
Chief Executive Officer and President

By: /s/ Colman Cheng
Colman Cheng
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Jinglin Shi and Colman Cheng, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Jinglin Shi	Chief Executive Officer and President	June 29, 2010
Jinglin Shi	(Principal Executive Officer)

/s/ Colman Cheng	Chief Financial Officer	June 29, 2010
Colman Cheng	(Principal Financial and Accounting Officer)

/s/ Changjun Yu	Chairman of the board	June 29, 2010
Changjun Yu

/s/ Chun Wai Chan	Director	June 29, 2010
Chun Wai Chan

/s/ William Haus	Director	June 29, 2010
William Haus

/s/ Jingfu Li	Director	June 29, 2010
Jingfu Li

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
China Nutrifruit Group Limited

We have audited the accompanying consolidated balance sheets of China Nutrifruit Group Limited and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, cash flows for each of the years in the two-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
June 29, 2010

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$35,994,443	$4,768,542
Proceeds from private placement held in escrow account	931,630	-
Trade receivables, net of allowance	11,047,846	11,423,996
Inventory, net	4,179,910	3,692,892
Other current assets	116,196	481,679
Total current assets	52,270,025	20,367,109
Property and equipment, net	17,066,907	16,614,930
Deferred tax assets	1,068,878	1,406,814
Land use rights, net	185,686	189,303
TOTAL ASSETS	$70,591,496	$38,578,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$2,379,246	$2,675,983
Trade payables	87,954	260,322
Income taxes payable	2,296,513	1,416,835
Total current liabilities	4,763,713	4,353,140
Non-current liabilities:
Due to shareholders	-	7,407,748
TOTAL LIABILITIES	4,763,713	11,760,888

Commitments and Contingencies

Shareholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001
Issued and outstanding: 365,109 shares at March 31, 2010 (Nil at March 31, 2009)	365	-
Common stock
Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 36,573,272 shares at March 31, 2010;
(36,125,754 shares at March 31, 2009)	36,573	36,126
Additional paid-in-capital	36,492,875	16,746,971
Statutory reserves – restricted	4,564,345	2,873,880
Accumulated other comprehensive income	440,714	425,675
Retained earnings	24,292,911	6,734,616
TOTAL SHAREHOLDERS’ EQUITY	65,827,783	26,817,268
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,591,496	$38,578,156

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31,

	2010	2009
Net sales	$72,916,955	$56,418,837
Cost of sales	(39,655,534)	(31,777,733)
Gross profit	33,261,421	24,641,104
Selling expenses	(3,547,236)	(2,929,881)
General and administrative expenses (including non-cash stock compensation expense of $9,519,317 in fiscal 2009)	(3,976,627)	(12,408,747)
Operating earnings	25,737,558	9,302,476
Other income (expenses)
Interest expense	-	(480,201)
Other income	70,233	31,730
Gain on disposal of property and equipment	290,407	-
Total other income (expenses)	360,640	(448,471)
Earnings before noncontrolling interests and income
taxes	26,098,198	8,854,005
Provision for income taxes	(6,849,438)	(4,127,577)
Earnings before noncontrolling interests	19,248,760	4,726,428
Noncontrolling interests	-	(209,308)
Net earnings	19,248,760	4,517,120
Other comprehensive income (loss)
Foreign currency translation	15,039	(386,637)
Total comprehensive income	$19,263,799	$4,130,483
Earnings per share
Basic	$0.5451	$0.1351
Diluted	$0.5059	$0.1350
Weighted average number of common stock outstanding
Basic	36,153,554	33,431,434
Diluted	38,050,549	33,451,676

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

							Statutory		Accumulated
	Preferred stock		Common stock		Additional		Reserves		other	Total
					paid-in	Noncontrolling	-	Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	capital	interests	restricted	earnings	income	equity

Balance at April 1, 2008	-	$-	30,166,878	$30,167	$(29,167)	$4,039,286	$1,713,065	$3,378,311	$812,312	$9,943,974
Effect of reverse acquisition -				-
Recapitalization	-	-	2,873,036	2,873	(24,378)	-	-	-	-	(21,505)
Share issued in private placement	-	-	3,085,840	3,086	8,575,620	-	-	-	-	8,578,706
Acquisition of subsidiary	-	-	-	-	-	(4,248,594)	-	-	-	(4,248,594)
Cost of raising capital	-	-	-	-	(1,294,421)	-	-	-	-	(1,294,421)
Stock compensation expenses related to Make Good Escrow Agreement	-	-	-	-	9,519,317	-	-	-	-	9,519,317
Transfer to reserve	-	-	-	-	-	-	1,160,815	(1,160,815)	-	-
Comprehensive income:
Net earnings	-	-	-	-	-	209,308	-	4,517,120	-	4,726,428
Translation adjustments	-	-	-	-	-	-	-	-	(386,637)	(386,637)
Balance at March 31, 2009	-	$-	36,125,754	$36,126	$16,746,971	$-	$2,873,880	$6,734,616	$425,675	$26,817,268
Share-based payment	-	-	30,000	30	116,970	-	-	-	-	117,000
Capital contribution	-	-	-	-	7,414,995	-	-	-	-	7,414,995
Preferred stocks issued in private placement	403,418	403	-	-	12,006,243	-	-	-	-	12,006,646
Warrants issued in private placement	-	-	-	-	1,302,354	-	-	-	-	1,302,354
Cost of raising capital	-	-	-	-	(1,094,279)	-	-	-	-	(1,094,279)
Conversion of preferred shares	(38,309)	(38)	383,090	383	(345)	-	-	-	-	-
Conversion of warrants	-	-	34,428	34	(34)	-	-	-	-	-
Transfer to reserve	-	-	-	-	-	-	1,690,465	(1,690,465)	-	-
Comprehensive income:
Net earnings	-	-	-	-	-	-	-	19,248,760	-	19,248,760
Translation adjustments	-	-	-	-	-	-	-	-	15,039	15,039
Balance at March 31, 2010	365,109	$365	36,573,272	$36,573	$36,492,875	$-	$4,564,345	$24,292,911	$440,714	$65,827,783

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2010	2009
Cash flows from operating activities:
Net earnings	$19,248,760	$4,517,120
Adjustments to reconcile net earnings to net cash provided by operating activities
Noncontrolling interests	-	209,308
Depreciation and amortization	1,593,811	1,049,739
(Gain)/loss on disposal of property and equipment	(290,407)	289
Deferred income taxes	337,936	(531,259)
Share-based payments	117,000	-
Stock compensation cost	-	9,519,317
Changes in operating assets and liabilities:
Trade receivables	391,901	(9,404,994)
Inventories	(481,732)	(1,678,154)
Other current assets	365,509	(364,374)
Trade payables	(172,675)	94,590
Amount due to an affiliate	-	(59,169)
Other payables and accrued expenses	(319,909)	2,159,113
Income taxes payable	877,429	789,452
Net cash provided by operating activities	21,667,623	6,300,978

Cash flows from investing activities:
Cash outflow from acquisition of subsidiaries	-	(6,836,284)
Purchases of property and equipment	(2,738,855)	(13,123,980)
Proceeds from disposal of property and equipment	1,038,273	3,924
Net cash used in investing activities	(1,700,582)	(19,956,340)

Cash flows from financing activities:
Proceeds from private placement held in escrow account	(931,630)	-
Proceeds from borrowings	-	7,266,893
Repayment of borrowings	-	(10,173,650)
Amounts due to shareholders	-	7,370,153
Proceeds from private placement	13,309,000	8,578,706
Cost of raising capital	(1,094,279)	(1,294,421)
Net cash provided by (used in) financing activities	11,283,091	11,747,681

Effect of exchange rate on cash and cash equivalents	(24,231)	(428,626)

Increase (decrease) in cash and cash equivalents	31,225,901	(2,336,307)

Cash and cash equivalents at beginning of year	4,768,542	7,104,849

Cash and cash equivalents at end of year	$35,994,443	$4,768,542

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$-	$450,236
Income taxes	$5,634,883	$3,893,159

Supplemental disclosure of non-cash information:
Issuance of common stock	$117,000	$-
Issuance of warrant	$326,705	$331,357
Capital contribution	$7,414,995	$-
Stock compensation	$-	$9,519,317

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 1. NATURE OF BUSINESS

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

On August 14, 2008, the Company acquired all of the equity interests of Fezdale, a British Virgin Islands (the “BVI”) corporation, through a share exchange transaction (the “Share Exchange Transaction”), with the result that the shareholders of Fezdale became the beneficial owners of approximately 83.5% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares were restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

The share exchange resulted in Fezdale’s former shareholder obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America (“US GAAP”) require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, in the Share Exchange Transaction, Fezdale is treated as the accounting acquirer and China Nutrifruit Group Limited is treated as the acquired party. Accordingly, the Share Exchange Transaction has been accounted for a recapitalization of the Company. The equity section of the accompanying financial statements was restated to reflect the recapitalization of the Company due to the Share Exchange Transaction as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Fezdale were not significant.

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

The return to Mr. Kung of any of the make good shares placed in escrow by him was considered to be a separate compensatory arrangement for the fiscal year ended March 31, 2009 because Mr. Kung was a director of the Company’s subsidiary Fezdale. For the year ended March 31, 2009, the earnings target for 2009 of net income of $13,955,178 (before any charges related to the release of any shares from escrow) was met. Accordingly, the Company has recorded a non-cash charge to compensation cost of $9,519,316.6 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares.

For the year ended March 31, 2010, the earnings target for 2010 of net income of $18,495,315 was met. Accordingly, 2,799,799 shares will be released to Mr. Kung from escrow. As Mr. Kung resigned from his position as Fezdale’s director and the release of the escrowed shares was not contingent upon Mr. Kung’s continuing employment with the Company, the Company did not recognize any compensation expenses relating to the release of the escrow shares to Mr. Kung in fiscal year ended March 31, 2010.

On September 4, 2009, the Company’s common stock was approved by the NYSE Amex for listing and registration.

On September 30, 2009, the Company entered into a securities purchase agreement (the “Private Placement Transaction”) with certain accredited investors (“Investors”) and effected the initial closing of the purchase and sale of 359,502 units (the “Unit”) at $33.00 per Unit. Each Unit consists of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and one warrant (the “Warrant”) to purchase 2.5 shares of the Company’s common stock, par value $.001 per share. The Series A Preferred Stock is convertible into ten shares of the Company’s common stock (subject to customary adjustments) and the Company is obligated to register the underlying shares of common stock within thirty days of the closing date. In connection with the initial closing of the offering, the Company raised approximately $11.86 million.

On October 8, 2009, the Company effected the second and final closing of the Financing and issued 43,916 units (the “Unit”) at a purchase price of $33.00 per Unit for gross proceeds of $1,449,000.

Fezdale Investments Limited

Fezdale is a private limited liability company incorporated in BVI on August 22, 2007.

In November 2007, Solar Sun Holdings Limited (“Solar Sun”), a subsidiary of Fezdale, entered in a share purchase agreement with six owners of Daqing Longheda Food Company Limited (“Longheda”) under which the six owners of Longheda transferred 75% equity interests in Longheda to Solar Sun for RMB40,000,000 or $5.87 million. In May 2008, the six founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became a wholly owned subsidiary of Solar Sun.

Solar Sun Holdings Limited

Solar Sun is a private limited liability company (the “PLLC”) incorporated in Hong Kong on September 12, 2007. Solar Sun is a holding company and has no assets or operations other than its ownership of Longheda.

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of Peoples’ Republic of China (the “PRC”) in June 2004. Longheda manufactures and sells a variety of food products processed from specialty premium fruits that grow in Northeast China. Currently, Longheda processes four types of premium specialty fruits, including golden berry, crab apple, blueberry and raspberry, and sells fresh fruits. Longheda currently has five types of fruit based products, including fruit concentrate, nectar, glazed fruits, concentrate pulp and fruit beverage. Longheda sells its products through an extensive sales and distribution network covering 20 provinces in China. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit related products.

Jumbo Gloss Limited

Jumbo Gloss Limited (“Jumbo Gloss”) is a PLLC incorporated in BVI on October 13, 2009. Jumbo Gloss is a dormant company and has no assets or operations.

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Nutrifruit Group Limited and its subsidiaries (the “Group”). The consolidated financial statements were prepared in accordance with the US GAAP. The consolidated financial statements of the Group include the accounts of China Nutrifruit Group Limited, Fezdale Investments Limited, Solar Sun Holdings Limited, Jumbo Gloss Limited and Daqing Longheda Food Company Limited. All significant intercompany transactions and balances were eliminated in consolidation.

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

Segment information

The Group identifies and classifies its operating segment based on the nature of the products with similar economic characteristics. No segment information is provided as the Group only has one business and geographical segment. The Group’s reportable segment is the manufacture and sell of food products, which operations are located in the PRC and sales were predominately made to customers located in the PRC.

Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly the Group’s business, financial position may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy.

The Group’s operations in the PRC are subject to special considerations and significant risk not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Earnings per share

Basic earnings per share is computed by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common stocks outstanding during the period. Diluted earnings per share is calculated by dividing net operating results for the reporting period attributable to common shareholders by the weighted average number of common shares outstanding and the dilutive effect of common stock equivalents.

Trade accounts receivable

In the normal course of business the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at March 31, 2010 (2009: nil) was recorded.

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Inventories

The cost of finished products inventories includes raw materials, direct labor and indirect production costs. Inventories are stated at the lower of cost or market. The Group uses first-in, first-out methods to value its inventories. During the idle production period, overhead costs include depreciation are treated as current-period charges, which are expensed to general and administrative expense instead of cost of sales.

Fair value of financial instruments

The carrying amount of certain of the Group’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, other current assets, other payables and accrued expenses, approximates fair value due to their relatively short maturity.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery – 10 years; furniture, fixtures and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property, plant and equipment was $1,590,023 and $1,041,111 for the years ended March 31, 2010 and 2009 respectively. During the idle period of the plant, depreciation is treated as current-period charges, which charge directly to general and administrative expense.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the years ended March 31, 2010 and 2009 was $2,872,277 and $2,103,838 respectively.

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

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $38,053 and $22,596 for the years ended March 31, 2010 and 2009 respectively.

Other income recognition

Other income is comprised of interest income and others.

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

March 31, 2010
Balance sheet	RMB6.8361 to US$1.00
Statement of income and comprehensive income	RMB6.8383 to US$1.00

March 31, 2009
Balance sheet	RMB6.8456 to US$1.00
Statement of income and comprehensive income	RMB6.8805 to US$1.00

As at March 31, 2010, RMB236,619,999 equivalents to US$34,613,303 (March 31, 2009: RMB32,611,383 equivalents to US$4,736,846) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

Surplus reserve fund

The Company’s subsidiary in PRC is required to transfer 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of that subsidiary’s paid-in capital.

The transfer to this reserve must be made before distribution of any dividends to owners. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into equity by raising equity from existing owners in proportion to their equity holdings.

Common welfare fund

The Company’s subsidiary in PRC is required to transfer 5 percent to 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized for capital items for the collective benefit of that subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividends to owners.

Share-based payment

The Company has adopted Accounting Standards Codification 718 (“ASC 718”) (formerly Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123®, Share-Based Payment), as amended and interpreted, for its share-based compensation which required the Company to record compensation expense for all awards based on their grant date fair value. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted based on their fair value.

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

Reclassifications

Certain financial statements line items have been reclassified to conform to the current year presentation and have no impact on the previously reported consolidated net sales, operating earnings or financial position.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

(a) Recent accounting pronouncements adopted

In June 2009, the FASB issued a standard that established the FASB ASC and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements were changed to coincide with the appropriate section of the ASC.

In September 2006, the FASB issued an accounting standard codified in ASC 820, which provides guidance about how to measure assets and liabilities that use fair value. ASC 820 apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued amendments which state that ASC 820 does not address fair value measurements for purposes of lease classification or measurement and delay the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of ASC 820 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. The Company adopted ASC 820 for certain of its non-financial assets and liabilities on April 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued a new business combinations standard codified within ASC 805 Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted ASC 805 on April 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries codified within ASC 810 Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Upon adoption of ASC 810 on April 1, 2009, the Company reclassified its noncontrolling interest from minority interest to equity in the accompanying March 31, 2010 and March 31, 2009 consolidated balance sheets. The Company expects the adoption did not have a material impact on its financial position, cash flows and results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified in ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. ASC 815 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company adopted ASC 815 on April 1, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In April 2009, the FASB issued an accounting standard which provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820. The standard provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The Company adopted the standard during the interim period ended June 30, 2009 and the adoption did not have a material impact on its financial position, cash flows and results of operations.

In May 2009, the FASB issued a new accounting standard regarding subsequent events codified in ASC 855 Subsequent Events (“ASC 855”). ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 was effective for the Company’s first quarter ended June 30, 2009.

In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

(b) Recent accounting pronouncements not yet effective

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For the Company, this ASU was effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning April 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4. CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2010, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

NOTE 5. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the years ended March 31:

	2010	2009
Numerator:
Net earnings	$19,248,760	$4,517,120
Add: dividends on preferred stock	457,073	-
	$19,705,833	$4,517,120

Denominator:
Weighted average common stock outstanding	36,153,554	33,431,434
Effect of dilutive preferred stock	1,815,893	-
Effect of dilutive warrant	81,102	20,242
Weighed average common stock and dilutive potential common
stock	38,050,549	33,451,676

Basic net earnings per share	$0.5451	$0.1351

Diluted net earnings per share	$0.5059	$0.1350

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

As of March 31, 2010, the Company had warrants outstanding which are convertible into 1,344,498 (2009: 216,009) shares of the Company’s common stock. The potential dilutive effect of such warrant is 81,102 (2009: 20,242) shares of Company’s common stock.

NOTE 6. INVENTORY

Inventory by major categories at March 31 are summarized as follows:

	2010	2009
Finished goods	$4,101,918	$3,578,680
Raw material	77,992	114,212

	$4,179,910	$3,692,892

NOTE 7. PROCEEDS FROM PRIVATE PLACEMENT HELD IN ESCROW ACCOUNT

The balance represents the 7% of net proceeds raised in the Private Placement Transaction (Note 1), which will be deposited in an escrow account and be distributed to the Investors for the payment of dividend on September 1, 2010, subject to terms in the closing escrow agreement.

NOTE 8. LAND USE RIGHTS, NET

Land use rights, net, at March 31 is summarized as follows:

	2010	2009
Land use rights, at cost	$200,175	$199,988
Less: accumulated amortization	(14,489)	(10,685)

	$185,686	$189,303

For each of the upcoming five years, estimated amortization is expected to be approximately $3,788 per year.

As of March 31, 2010, land use rights, of $185,686, were pledged to secure the unused banking facilities obtained by the Group. (Note 16)

NOTE 9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31 are summarized as follows:

	2010	2009
Buildings	$4,673,420	$5,038,316
Leasehold improvements	1,339,544	1,337,685
Machinery	14,616,662	12,361,774
Furniture, fixtures and office equipment	13,742	13,690
Motor vehicles	6,194	6,144
Total	20,649,562	18,757,609
Less: accumulated depreciation	(3,582,655)	(2,142,679)

	$17,066,907	$16,614,930

As of March 31, 2010, buildings and machinery, of $7,297,850 and $342,365 respectively, were pledged to secure the unused banking facilities obtained by the Group. (Note 16)

NOTE 10. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the year ended March 31,
	2010	2009

Current:
PRC	$6,511,502	$4,658,836
Deferred:
PRC	337,936	(531,259)
	$6,849,438	$4,127,577

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	For the year ended March 31,
	2010	2009
Deferred tax assets:
Difference between book and tax basis of land use right and	$1,068,878	$1,406,814
property and equipment
Tax losses carryforwards	913,721	544,868
Less: valuation allowance	(913,721)	(544,868)
Net deferred tax assets	$1,068,878	$1,406,814

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

The Company has provided valuation allowances of $913,721 and $544,868 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Gross deferred tax assets at March 31, 2010 and 2009 were reduced by valuation allowance of $913,721 and $544,868, respectively. The total valuation allowance between periods presented increased by $368,853 (2009: $317,761) and such increase was attributable to the tax effect on foreign tax losses incurred for the year ended March 31, 2010 of $56,757 (2009: $34,274) at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the year ended March 31, 2010 of $312,096 (2009: $283,487) at the federal tax rate of 35%.

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended March 31 is as follows:

	2010	2009
Provision for income taxes at statutory rate of 35%	$9,134,370	$3,098,902
Chinese tax rate difference	(2,536,390)	(1,815,417)
Non-deductible expenses and non-assessable profits	(455,331)	3,057,590
Changes in valuation allowance	368,853	317,761
Tax effect of non-deductible temporary difference recognized	337,936	(531,259)
Income taxes	$6,849,438	$4,127,577

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

NOTE 11. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows at March 31:

	2010	2009

Accruals	$723,588	$586,782
Value added tax payables	1,104,630	1,034,195
Other payables	551,028	1,055,006
	$2,379,246	$2,675,983

The other payables mainly comprised the amount payable to the suppliers of property and equipment, amounting to $398,056 (2009: $960,544) as of March 31, 2010.

NOTE 12. DUE TO SHAREHOLDERS

	2010	2009

Mr. Yiu Fai Kung	$-	$5,185,423
Mr. Kwan Mo Ng	-	2,222,325
	$-	$7,407,748

The amounts due to shareholders were unsecured, interest free and had no fixed terms of repayment. During the year, the amount had been capitalized into additional paid-in capital. (Note 13)

NOTE 13. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at March 31, 2010 and 2009, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001.

Additional paid-in capital

On September 7, 2009, Mr. Kung agreed to capitalize his loan, of HK$40,109,986, equivalents to US$5,190,497, by issuing 7 fully paid shares of par value US$1.00 in Fezdale to the Company.

On September 7, 2009, Mr. Kwan Ho Ng agreed to capitalize his loan, of HK$17,189,994, equivalents to US$2,224,498, by issuing 3 fully paid shares of par value US$1.00 in Fezdale to the Company.

Series A Preferred Stock

In connection with the first closing of Private Placement Transaction on September 30, 2009, certain investors received 359,502 shares of Series A Preferred Stock.

In connection with the second and final closing of Private Placement Transaction on October 8, 2009, certain investors received 43,916 shares of Series A Preferred Stock. A summary of terms of Series A Preferred Stock as follows:

Ranking

With respect to rights upon liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to the Company’s common stock and any other classes or series of stock of the Company not designated as ranking senior to or pari passu with the Series A Preferred Stock.

Voting

The holders of the Series A Preferred Stock will vote on an "as converted" basis, together with the common stock, as a single class, in connection with any proposal submitted to the Company’s shareholders, except as required by Nevada law.

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

Mandatory Conversion

The Company may convert outstanding Series A Preferred Stock into shares of common stock upon (i) the closing of a sale by the Company of shares of common stock in a registered public offering in which the Company sells shares of its stock for at least $10 million in gross proceeds and the holders of the Series A Convertible Preferred Stock are able to offer and sell at least 50% of the common stock that would be received upon such mandatory conversion ("Qualified Sale") or (ii) when the average of the daily closing price of the common stock for at least 30 consecutive trading days is not less than $4.25 and the daily trading volume during each of those 30 trading days exceeds 75,000 shares (a "Market Forced Conversion," and collectively with a Qualified Sale, a "Forced Conversion"). The conversion rate to be applied in effecting a Forced Conversion is calculated by dividing the Liquidation Preference Amount per share by $2.75 (in the event of a Qualified Sale) or $3.30 (in the event of a Market Forced Conversion), as the case may be, subject to adjustment as provided in the Certificate of Designation. In addition, in connection with a Qualified Sale Forced Conversion, the Company will pay to the holder for each share of Series A Preferred Stock so converted a per share amount equal to seven percent (7%) of the original issue price plus all accrued and unpaid dividends

Dividends

Each share of Series A Preferred Stock is entitled to receive cumulative dividends at the annual rate of 7% on the Liquidation Preference Amount thereof. Such dividends are payable annually on September 1 beginning with the first date after December 31, 2009 and any optional conversion date in cash.

Liquidation

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock then outstanding will be entitled to receive, out of the assets of the Company available for distribution to its shareholders, $33.00 per share plus accrued but unpaid dividends, before any payment shall be made or any assets distributed to the holders of the Common Stock or any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Stock in respect of the right to participate in distributions or payments upon a liquidation event.

Redemption

At any time on or after less than 10% of the originally issued shares of Series A Preferred Stock shall remain outstanding and subject to the satisfaction of certain conditions, the Company may redeem all shares of Series A Preferred Stock then outstanding at one hundred and one percent (101%) of the Liquidation Preference Amount, plus any accrued and unpaid dividends. A holder of then outstanding Series A Preferred Stock may also, upon the satisfaction of the foregoing conditions and at the option of such holder, request the Company to redeem all or any of its shares of Series A Preferred Stock at the same price.

Common stock

On August 14, 2008, the Company effected an initial closing of a private placement transaction and issued 1,692,960 shares of the Company’s common stock to certain investors at $2.78 per share for $4,706,467.

On October 3, 2008, the Company effected a second closing of a private placement transaction and issued 955,244 shares of the Company’s common stock to 21 investors at $2.78 per share for $2,655,600.

On October 10, 2008, the Company effected a third and final closing of a private placement transaction and issued 437,636 shares of the Company’s common stock to nine investors at a price of $2.78 per share for $1,216,637.

In connection with the Company’s private placement on August 14, 2008, the Company entered into two make good escrow agreements, under which 5,599,598 shares of the Company’s common stock held by Yiu Fai Kung, the Company’s major shareholder, were placed in escrow. For each of the calendar years 2009 and 2010, 2,799,799 shares will be released to the investors or Halter or returned to the shareholder, depending on the fulfillment of specified earnings targets. The specified earnings target for fiscal year 2009 was net income of $13,919,707 and for fiscal year 2010 the target was net income of $18,495,315.For 2009, the earnings target of net income of $13,919,707 (before any charges related to the release of any shares from escrow) was met. Because Mr. Kung was a director of Fezdale, the Company recorded a non-cash charge to compensation cost of $9,519,316.6 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares. For fiscal year 2010, because Mr. Kung resigned from his position as Fezdale’s director in July 2009 and the release of the escrow shares was not contingent upon his continuing employment with the Company, even though the earnings target of net income of $18,495,315 was met and 2,799,799 shares will be released to Mr. Kung from escrow, the Company did not recognize any compensation cost relating to the release of such shares.

The following is the movement of common stock during fiscal 2010:

The Company’s warrants holder, Wentworth Securities, Inc., converted its warrants into 34,428 shares of the Company’s common stock. On January 13, 2010, 34,428 shares of common stock in connection to such warrant conversion were issued

On January 28, 2010, the Company issued 30,000 shares of common stock to a director, William Haus, under a restricted stock grant agreement.

The Company’s Series A preferred stockholders converted 38,309 shares into 383,090 shares of the Company’s common stock at a conversion ratio of 1 Series A Preferred Stock to 10 shares of common stock. On March 12, 2010, March 15, 2010, March 17, 2010, March 19, 2010 and March 26, 2010, 42,440 shares, 180,000 shares, 103,060 shares, 27,280 shares and 30,310 shares of common stock in connection to such Series A Preferred Stock conversion were issued

Warrants

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

The following is the movement of warrants during fiscal 2010:

The Company’s warrants holder, Wentworth Securities, Inc., converted 95,781 warrants into 34,428 shares of the Company’s common stock by using the cashless exercise.

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

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $1,361,295 which was used to calculate the portion of proceeds from private placement transaction arising from warrants to record as additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows during fiscal 2010:

Risk free interest rate	2.264%
Expected volatility	56.03%
Expected dividend rate	-%
Expected life (years)	4

In connection with the first closing of Private Placement Transaction on September 30, 2009, WLT Brothers Capital, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents, received, as partial compensation, 86,281 warrants to purchase 215,703 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $326,705 which was recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows during fiscal 2010:

Risk free interest rate	2.264%
Expected volatility	56.03%
Expected dividend rate	-%
Expected life (years)	4

In connection with the second and final closing of Private Placement Transaction which closed on October 8, 2009, certain investors received 43,916 warrants to purchase 109,790 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model with the amount of $168,549 which was used to calculate the portion of proceeds from private placement transaction arising from warrants to record as additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows during fiscal 2010:

Risk free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

The following is the movement of warrants during fiscal 2010:

	Outstanding at	Granted during	Exercised during	Outstanding at
Date of grant	April 1, 2009	the year	the year	March 31, 2010	Exercise price
October 10, 2008	216,009	-	(95,781)	120,228	$2.78
September 30, 2009	-	445,783	-	445,783	$3.30
October 8, 2009	-	43,916	-	43,916	$3.30
	216,009	489,699	(95,781)	609,927
Weighted average exercise price	$2.78	$3.30	$2.78	$3.20

NOTE 14. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were $350,628 and $292,986 for the years ended March 31, 2010 and 2009 respectively.

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

As of March 31, 2010, the Group did not have any significant operating lease commitment.

Rent expense for the years ended March 31, 2010 and 2009 was $23,533 and $34,773 respectively.

NOTE 16. UNUSED SECURED CREDIT FACILITIES

As of March 31, 2010, the Group had $2,756,791 of unused credit facilities granted by banks. Those banking facilities were secured by land use rights, buildings and machinery, of $185,686, $7,297,850 and $342,365 respectively.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through the date of this filing, which is the date the financial statements were issued. During this period, other than those disclosed above, the Company did not have any material subsequent events that impacted the consolidated financial statements.

End of consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated August 14, 2008, among the registrant, Fezdale and its stockholders [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
3.1	Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on August 14, 2008 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2008]

3.2	Certificate of Designation of Series A Convertible Preferred Stock [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009]
3.2	Amended and Restated Bylaws of the registrant adopted on June 19, 2008 [incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2008]
4.1	Form of Warrant [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009]
10.1	Form of Securities Purchase Agreement, dated September 30, 2009, by and among the Company and the investors named therein [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009]

10.2	Form of Closing Escrow Agreement, dated September 30, 2009, by and among the Company, Securities Transfer Corporation and investors named therein [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2009]
10.3	Securities Purchase Agreement, dated August 14, 2008, by and among the registrant, Fezdale, Daqing Longheda and the investors listed therein [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008]

10.4	Amendment to the Securities Purchase Agreement, by and among the Company and the Purchasers identified therein [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2008]
10.5	Make Good Escrow Agreement, dated August 14, 2008, by and among the registrant, WLT Brothers Capital, Inc., Mr. Yiu Fai Kung and Securities Transfer Corporation [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.6	Amendment to the Make Good Escrow Agreement, by and among the Company, KUNG Yiu Fai, WLT Brothers Capital, Inc. and Securities Transfer Corporation [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2008]
10.7	Make Good Escrow Agreement, dated August 14, 2008, by and among the registrant, HFG International, Limited, Mr. Yiu Fai Kung and Securities Transfer Corporation [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.8	Holdback Escrow Agreement, dated August 14, 2008, by and among the registrant, WLT Brothers Capital, Inc. and Securities Transfer Corporation [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.9	Form of Lock-up Agreement, dated August 14, 2008 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.10	Form of Escrow Agreement, dated August 14, 2008. [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.11	English Summary of Form of Memorandum of Understanding by and between the Company and the local governments [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.12	English Summary of Form of Distribution Contract [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 14, 2008]

Exhibit No.	Description
10.13	English Summary of Trademark License Agreement, by and between Daqing Longheda Food Company Limited and Changjun Yu, dated May 16, 2008 [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.14	English Summary of Trademark License Agreement, by and between Daqing Longheda Food Company Limited and Changjun Yu, dated May 16, 2008 [incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.15	English Summary of Technology Cooperation Agreement, by and between Daqing Longheda Food Company Limited and College of Food of Heilongjiang Bai Yi Land Reclamation University, dated March 7, 2008 [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.16	Employment Agreement, by and between the registrant and Colman Cheng, dated August 14, 2008 [incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.17	Employment Agreement, by and between the registrant and Jinglin Shi, dated August 14, 2008 [incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.18	Employment Agreement, by and between the registrant and Manjiang Yu, dated August 14, 2008 [incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.19	Employment Agreement, by and between the registrant and Changjun Yu, dated August 14, 2008 [incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on August 14, 2008]
10.20	Independent Director’s Contract, dated as of June 11, 2009, by and between the Company and Chun Wai Chan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
10.21	Independent Director’s Contract, dated as of June 11, 2009, by and between the Company and William Haus [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
10.22	Independent Director’s Contract, dated as of June 11, 2009, by and between the Company and Jingfu Li [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
10.23	Indemnification Agreement, dated as of June 11, 2009, by and between the Company and Chun Wai Chan [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
10.24	Indemnification Agreement, dated as of June 11, 2009, by and between the Company and William Haus [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
10.25	Indemnification Agreement, dated as of June 11, 2009, by and between the Company and Jingfu Li [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
10.26	English translation of Premises Lease Agreement, dated June 8, 2009, by and between Daqing Longheda Food Company Limited and Daqing Chuangye Plaza Co. Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2009]
14	China Nutrifruit Group Limited Code of Ethics [incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
21	Subsidiaries of the Company.*
23.1	Consent of HLB Hodgson Impey Cheng. *

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	China Nutrifruit Group Limited Audit Committee Charter, adopted June 11, 2009 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
99.2	China Nutrifruit Group Limited Compensation Committee Charter, adopted June 11, 2009 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
99.3	China Nutrifruit Group Limited Governance and Nominating Committee Charter, adopted June 11, 2009 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 15, 2009]