Form 10-Q
period 2010-06-30
China Nutrifruit Group LTD
filed 2010-08-16
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Yes [ X ]             No [    ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]             No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,718,772

CHINA NUTRIFRUIT GROUP LIMITED

Quarterly Report on FORM 10-Q
Three Months Ended June 30, 2010

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 20, 2010 AND FOR THE THREE MONTHS ENDED JUNE 20, 2010

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Stated in US Dollars)

	June 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$26,660,974	$35,994,443
Proceeds from private placement held in escrow account	931,630	931,630
Trade receivables, net of allowance	7,063,910	11,047,846
Inventories, net	271,888	4,179,910
Prepayment and deposits	13,701,308	-
Other current assets	69,176	116,196
Total current assets	48,698,886	52,270,025
Property and equipment, net	16,617,700	17,066,907
Construction in progress	3,503,536	-
Deferred tax assets	1,029,851	1,068,878
Land use rights, net	184,892	185,686
TOTAL ASSETS	$70,034,865	$70,591,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$1,925,373	$2,379,246
Trade payables	58,309	87,954
Income taxes payable	498,744	2,296,513
Total current liabilities	2,482,426	4,763,713
TOTAL LIABILITIES	2,482,426	4,763,713

Commitments and Contingencies

Shareholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001
Issued and outstanding: 350,559 shares as of June 30, 2010; (365,109 as of March 31, 2010)	350	365
Common stock
Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 36,718,772 shares as of June 30, 2010;
(36,573,272 shares as of March 31, 2010)	36,719	36,573
Additional paid-in-capital	36,492,744	36,492,875
Statutory reserves - restricted	4,564,345	4,564,345
Accumulated other comprehensive income	371,864	440,714
Retained earnings	26,086,417	24,292,911
TOTAL SHAREHOLDERS’ EQUITY	67,552,439	65,827,783
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,034,865	$70,591,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)

	Three months ended
	June 30,
	2010	2009

Net sales	$9,628,256	$9,358,205

Cost of sales	(5,509,124)	(5,436,273)

Gross profit	4,119,132	3,921,932

Selling expenses	(584,508)	(828,749)
General and administrative expenses	(1,105,724)	(943,104)

Operating earnings	2,428,900	2,150,079

Other income (expenses)
Interest expense	-	-
Other income	30,472	7,744
Total other income (expenses)	30,472	7,744

Earnings before noncontrolling interests and income taxes	2,459,372	2,157,823

Provision for income taxes	(665,866)	(585,142)

Earnings before noncontrolling interests	1,793,506	1,572,681

Net earnings	1,793,506	1,572,681
Other comprehensive income
Foreign currency translation	(68,850)	2,308
Comprehensive income	$1,724,656	$1,574,989

Earnings per share
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

Weighted average number of common stock outstanding
Basic	36,670,809	36,125,754
Diluted	36,774,433	36,125,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	Three months ended
	June 30,
	2010	2009
Operating activities:
Net earnings	$1,793,506	$1,572,681
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	428,358	356,052
Benefit for deferred income taxes	39,027	59,453
Changes in operating assets and liabilities:
Trade receivables, net	3,972,796	7,579,205
Inventories	3,903,808	2,964,635
Prepayment and deposits	(13,699,845)	-
Other current assets	45,527	271,591
Trade payables	(29,557)	(75,212)
Income taxes payable	(1,795,453)	(892,322)
Other payables and accrued expenses	(451,846)	(742,238)
Net cash (used in) provided by operating activities	(5,793,679)	11,093,845

Investing activities:
Addition of construction in progress	(3,503,536)	-
Net cash used in investing activities	(3,503,536)	-

(Decrease) Increase in cash and cash equivalents	(9,297,215)	11,093,845

Effect of exchange rate on cash and cash equivalents	(36,254)	(7,331)

Cash and cash equivalents at beginning of the period	35,994,443	4,768,542

Cash and cash equivalents and proceeds from private placement held in escrow account at end of the period	$26,660,974	$15,855,056

Supplemental disclosure of cash flows information:
Cash paid for:
Income taxes	$2,422,292	$5,634,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Stated in US Dollars)

	Preferred stock		Common stock
						Accumulated
					Additional	other	Statutory
					paid-in	comprehensive	reserves –	Retained
	Shares	Amount	Shares	Amount	capital	income	restricted	earnings	Total
Balance at March 31, 2010	365,109	$365	36,573,272	$36,573	$36,492,875	$440,714	$4,564,345	$24,292,911	$65,827,783
Conversion of preferred shares	(14,550)	(15)	145,500	145	(130)	-	-	-	-
Comprehensive income
Net earnings	-	-	-	-	-	-	-	1,793,506	1,793,506
Translation adjustments	-	-	-	-	-	(68,850)	-	-	(68,850)
Balance at June 30, 2010
	350,559	$350	36,718,772	$36,718	$36,492,745	$371,864	$4,564,345	$26,086,417	$67,552,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Business

China Nutrifruit Group Limited (the "Company") was originally incorporated in the state of Utah on April 22, 1983 and changed its domicile from Utah to Nevada in April 1999. The Company was not engaged in any business activities and had no meaningful operations, income producing assets or significant operating capital since at least 1989 until it acquired Fezdale Investments Limited ("Fezdale") on August 14, 2008.

On August 14, 2008, the Company acquired all of the equity interests of Fezdale, a British Virgin Islands (the "BVI") corporation, through a share exchange transaction (the "Share Exchange Transaction"), with the result that the shareholders of Fezdale became the beneficial owners of approximately 83.5% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares were restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

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

Also, on August 14, 2008, the Company’s majority shareholder, Yiu Fai Kung ("Mr. Kung"), entered into escrow agreements with the private placement investors and HFG International, Limited ("HFG"). Mr. Kung will deliver a certain number of shares of the Company’s common stock owned by him to the investors and HFG pro-rata in accordance with their respective investment amount for no additional consideration if:

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

For the year ended March 31, 2010, the earnings target for 2009 of net income of $18,495,315 was met. Accordingly, 2,799,799 shares will be released to Mr. Kung from escrow.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

On September 4, 2009, the Company’s common stock was approved by the NYSE Amex for listing and registration.

On September 30, 2009, the Company entered into a securities purchase agreement (the "Private Placement Transaction") with certain accredited investors ("Investors") and effected the initial closing of the purchase and sale of 359,502 units (the "Unit") at $33.00 per Unit. Each Unit consists of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") and one warrant (the "Warrant") to purchase 2.5 shares of the Company’s common stock, par value $.001 per share. The Series A Preferred Stock is convertible into ten shares of the Company’s common stock (subject to customary adjustments) and the Company is obligated to register the underlying shares of common stock within thirty days of the closing date. In connection with the initial closing of the offering, the Company raised approximately $11.86 million.

On October 8, 2009, the Company effected the second and final closing of the Financing and issued 43,916 units (the "Unit") at a purchase price of $33.00 per Unit for gross proceeds of $1,449,000.

Fezdale Investments Limited

Fezdale is a private limited liability company incorporated in BVI on August 22, 2007.

In November 2007, Solar Sun Holdings Limited ("Solar Sun"), a subsidiary of Fezdale, entered in a share purchase agreement with six owners of Daqing Longheda Food Company Limited ("Longheda") under which the six owners of Longheda transferred 75% equity interests in Longheda to Solar Sun for RMB40,000,000 or $5.87 million. In May 2008, the six founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became a wholly owned subsidiary of Solar Sun.

Solar Sun Holdings Limited

Solar Sun is a private limited liability company (the "PLLC") incorporated in Hong Kong on September 12, 2007. Solar Sun is a holding company and has no assets or operations other than its ownership of Longheda.

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of People’s Republic of China (the "PRC") in June 2004. Longheda manufactures and sells a variety of food products processed from specialty premium fruits that grow in Northeast China. Currently, Longheda processes four types of premium specialty fruits, including golden berry, crab apple, blueberry and raspberry, and sells fresh fruits. Longheda currently has five types of fruit based products, including fruit concentrate, nectar, glazed fruits, concentrate pulp and fruit beverage. Longheda sells its products through an extensive sales and distribution network covering 20 provinces in China. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit related products.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Jumbo Gloss Limited

Jumbo Gloss Limited ("Jumbo Gloss") is a PLLC incorporated in BVI on October 13, 2009. Jumbo Gloss is a holding company and has no assets or operations other than its ownership of Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd.

Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd

Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd ("Senyang") was incorporated in Heilongjiang province of People’s Republic of China (the "PRC") in June 2010. Senyang is a dormant company and has no assets or operations.

Basis of presentation

The interim condensed consolidated financial statements include the accounts of China Nutrifruit Group Limited and its subsidiaries (the "Group"). The interim condensed consolidated financial statements have been prepared in accordance with the US GAAP. All significant intercompany transactions and balances have been eliminated.

The interim condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the annual results for the year ending March 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the US GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC").

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

Construction in progress

Construction in progress represents plant and properties under construction and is stated at cost less accumulated impairment losses. This includes cost of construction, plant and equipment and other direct costs plus borrowing costs which include interest charges and exchange differences arising from foreign currency borrowings used to finance these projects during the construction period, to the extent these are regarded as an adjustment to interest costs.

Construction in progress is not depreciated until such time as the assets are completed and ready for their intended use.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
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

Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly, the Group’s business, financial position may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy.

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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at June 30, 2010 was recorded.

Inventories

The cost of finished products inventories includes raw materials, direct labor and indirect production costs. Inventories are stated at the lower of cost or market. The Group uses first-in, first-out methods to value its inventories. During the idle production period, overhead costs include depreciation are treated as current-period charges, which are expensed to general and administrative expense instead of costs of inventories.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Fair value of financial instruments

The carrying amount of certain of the Group’s financial instruments, including cash and cash equivalents, trade accounts receivable, account payable, other current assets, other payables and accrued expenses, approximates fair value due to the relatively short maturity.

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property and equipment were $427,689 and $355,102 for the three months period ended June 30, 2010 and 2009 respectively.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the three months ended June 30, 2010 and 2009 were $465,185 and $711,530 respectively.

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

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of the Group’s land located in the PRC is considered to be leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided on a straight-line basis over 50 years, the term of the land use right agreements, and the land use rights will expire in 2055.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

Negative goodwill

Negative goodwill represents the excess fair value of the net tangible and identifiable intangible assets acquired in a business combination over the purchase price. The negative goodwill is allocated as a pro rate reduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. If negative goodwill exceeds the amount of those assets, the remaining excess shall be recognized as an extraordinary gain in the period in which the business combination is completed.

Other income recognition

Other income is comprised of interest income and others.

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable, which is the rate that exactly discounts the estimated future cash receipts through the expected life of the loan to the loan’s net carrying amount.

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $5,539 and $4,642 for the three months ended June 30, 2010 and 2009 respectively.

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

June 30, 2010
Balance sheet	RMB6.8430 to US$1.00
Statement of income and comprehensive income	RMB6.8430 to US$1.00

March 31, 2010
Balance sheet	RMB6.8361 to US$1.00
Statement of income and comprehensive income	RMB6.8383 to US$1.00

As of June 30, 2010, RMB173,773,995 which equated to US$25,394,417 (March 31, 2010: RMB236,619,999 equated to US$34,613,303) is not freely convertible into foreign currency, and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
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

Income taxes

The Group accounts for income taxes under the provision of Accounting Standards Codification 740 ("ASC 740"), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Group’s operations are primarily located in PRC and subject to PRC profits tax.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the "FASB") issued the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"). Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates ("ASUs"). These changes and the Codification do not change GAAP. The Company adopted the changes resulting from the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s results of operations, financial position or notes to the condensed consolidated financial statements.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 3. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three months ended June 30 are as follows:

	Three months ended June 30,
	2010	2009
Numerator:
Net earnings	$1,793,506	$1,572,681
Less: dividends on preferred stock	(202,846)	-
	$1,590,660	$1,572,681
Denominator:
Weighted average common stock outstanding	36,670,809	36,125,754
Effect of dilutive warrant	103,624	-
Weighted average common stock and dilutive potential common stock	36,774,433	36,125,754

Basic net earnings per share	$0.04	$0.04

Diluted net earnings per share	$0.04	$0.04

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 4. INVENTORY, NET

At June 30, 2010 and March 31, 2010 inventory is comprised of the following:

	June 30,	March 31,
	2010	2010
Finished goods	$193,974	$4,101,918
Raw material	77,914	77,992
	$271,888	$4,179,910

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at June 30, 2010 and March 31, 2010 are summarized as follows:

	June 30,	March 31,
	2010	2010

Buildings	$4,667,214	$4,673,420
Leasehold improvement	1,338,193	1,339,544
Machinery	14,596,220	14,616,662
Furniture, fixtures and office equipment	13,704	13,742
Motor vehicles	6,158	6,194

Total	$20,621,489	$20,649,562
Less: accumulated depreciation	(4,003,789)	(3,582,655)
	$16,617,700	$17,066,907

As of June 30, 2010, buildings and machinery, of $7,126,175 (March 31, 2010: $7,297,850) and $330,694 (March 31, 2010: $342,365) respectively, were pledged to secure the unused banking facilities obtained by the Group. (Note 14)

NOTE 6. PROCEEDS FROM PRIVATE PLACEMENT HELD IN ESCROW ACCOUNT

The balance represents the 7% of net proceeds raised in the Private Placement Transaction (Note 1), which will be deposited in escrow account and be distributed to the Investors for the payment of dividend on September 1, 2010, subject to terms in the closing escrow agreement.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 7. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows:

	June 30,	March 31,
	2010	2010
Accruals	$617,626	$723,588
Value added tax payables	589,051	1,104,630
Other payables	718,696	551,028
	$1,925,373	$2,379,246

The other payables mainly comprised the amount payable to the suppliers of property and equipment, amounting to $397,655 and $398,056 as of June 30, 2010 and March 31, 2010 respectively.

NOTE 8. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the three months
	ended June 30,
	2010	2009

Current:
PRC	$626,839	$525,690
Other jurisdictions	-	-
Deferred:
PRC	39,027	59,452
Other jurisdictions	-	-
	$665,866	$585,142

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8. PROVISION FOR INCOME TAXES (CONT’D)

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	June 30,	March 31,
	2010	2010
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$1,029,851	$1,068,878
Tax losses carryforward	951,663	913,721
Less: valuation allowance	(951,663)	(913,721)
Net deferred tax assets	$1,029,851	$1,068,878

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

The Company has provided valuation allowances of $951,663 and $913,721 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Gross deferred tax assets at June 30, 2010 and March 31, 2010 were reduced by a valuation allowance of $951,663 and $913,721, respectively. The total valuation allowance between periods presented increased by $37,942 (March 31, 2010: $368,853) and such increase was attributable to the tax effect on foreign tax losses incurred for the three months ended June 30, 2010 of $15,023 (March 31, 2010: $56,757) at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the three months ended June 30, 2010 of $22,919 (March 31, 2010: $312,096) at the federal tax rate of 35%.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 8. PROVISION FOR INCOME TAXES (CONT’D)

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended March 31 is as follows:

	For the three months
	ended June 30,
	2010	2009
Provision for income taxes at statutory rate of 35%	$860,780	$755,238
Chinese tax rate difference	(229,135)	(198,243)
Non-deductible expenses and non-assessable profits	(42,748)	(83,293)
Changes in valuation allowance	37,942	51,987
Tax effect of non-deductible temporary difference recognized	39,027	59,453
Income taxes	$665,866	$585,142

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

NOTE 9. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2010 and March 31, 2010, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 9. SHAREHOLDERS’ EQUITY (CONT’D)

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

Mandatory Conversion

The Company may convert outstanding Series A Preferred Stock into shares of common stock upon (i) the closing of a sale by the Company of shares of common stock in a registered public offering in which the Company sells shares of its stock for at least $10 million in gross proceeds and the holders of the Series A Convertible Preferred Stock are able to offer and sell at least 50% of the common stock that would be received upon such mandatory conversion ("Qualified Sale") or (ii) when the average of the daily closing price of the common stock for at least 30 consecutive trading days is not less than $4.25 and the daily trading volume during each of those 30 trading days exceeds 75,000 shares (a "Market Forced Conversion," and collectively with a Qualified Sale, a "Forced Conversion"). The conversion rate to be applied in effecting a Forced Conversion is calculated by dividing the Liquidation Preference Amount per share by $2.75 (in the event of a Qualified Sale) or $3.30 (in the event of a Market Forced Conversion), as the case may be, subject to adjustment as provided in the Certificate of Designation. In addition, in connection with a Qualified Sale Forced Conversion, the Company will pay to the holder for each share of Series A Preferred Stock so converted a per share amount equal to seven percent (7%) of the original issue price plus all accrued and unpaid dividends.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 9. SHAREHOLDERS’ EQUITY (CONT’D)

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

Common stock

The following is the movement of common stock during first quarter of fiscal 2011:

The Company’s Series A preferred stockholders converted 14,550 shares into 145,500 shares of the Company’s common stock at a conversion ratio of one Series A Preferred Stock to ten shares of common stock. On April 7, 2010, April 21, 2010, May 5, 2010 and May 21, 2010, 33,340 shares, 30,310 shares, 36,380 shares and 45,470 shares of common stock in connection to such Series A Preferred Stock conversion were issued.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 9. SHAREHOLDERS’ EQUITY (CONT’D)

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 9. SHAREHOLDERS’ EQUITY (CONT’D)

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 9. SHAREHOLDERS’ EQUITY (CONT’D)

The following is the movement of warrants during first quarter of fiscal 2011:

		Granted	Exercised
	Outstanding at	during the	during the	Outstanding at	Exercise
Date of grant	April 1, 2010	period	period	June 30, 2010	price
October 10, 2008	120,228	-	-	120,228	$2.78
September 30, 2009	445,783	-	-	445,783	$3.30
October 8, 2009	43,916	-	-	43,916	$3.30
	609,927	-	-	609,927
Weighted average exercise price	$3.20	-	-	$3.20

The following is the movement of warrants during first quarter of fiscal 2010:

		Granted	Exercised
	Outstanding at	during the	during the	Outstanding at	Exercise
Date of grant	April 1, 2009	period	period	June 30, 2009	price
October 10, 2008	120,228	-	-	120,228	$2.78
	120,228	-	-	120,228
Weighted average exercise price	$2.78	-	-	$2,78

NOTE 10. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were approximately $91,535 and $83,549 for the three months ended June 30, 2010 and 2009 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 11. CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2010, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

As of June 30, 2010, the Group did not have any significant operating lease commitment.

Rent expenses for the three months ended June 30, 2010 and 2009 were $2,923 and $10,370, respectively.

Capital Commitments

As of June 30, 2010, the Group had the followings outstanding capital commitment:

June 30,
2010
Authorized and contracted, but not provided for:
Construction in progress	$4,675,594
Property and equipment	1,307,365
$5,982,959

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009
(Unaudited)
(Stated in U.S. Dollars)

NOTE 13. UNUSED SECURED CREDIT FACILITIES

As of June 30, 2010, the Group had $2,754,011 (March 31, 2010: $2,756,791) of unused credit facilities granted by banks. Those banking facilities were secured by land use rights, buildings and machinery, of $184,892 (March 31, 2010: $185,686), $7,126,175 (March 31, 2010: $7,297,850) and $330,694 (March 31, 2010: $342,365) respectively.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance; strategic and operational plans; management forecast; economies of scales; litigation; potential and contingent liabilities; management’s plans; taxes; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our views on the growth of the fruit industry, particularly the specialty fruit industry; general economic conditions; our ability to overcome competition in the Chinese fruit processing market; the impact that a downturn or negative changes in the industries in which our products are sold could have on our business and profitability; any decrease in the availability, or increase in the cost, of raw materials and energy; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; loss of key members of our senior management; unexpected changes to China’s political or economic situation and legal environment; and any of the factors mentioned in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended March 31, 2010 and other risks and uncertainties mentioned in this Form 10-Q or our other reports filed with the Securities and Exchange Commission.

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the Securities and Exchange Commission. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to: (i) "we," "the Company," "us," "our company," "our," and "China Nutrifruit" are to the combined businesses of China Nutrifruit Group Limited and its consolidated subsidiaries; (ii) "Fezdale" are to Fezdale Investments Limited, a British Virgin Islands corporation, our direct, wholly-owned subsidiary; (iii) "Solar Sun" are to Solar Sun Holdings Limited, a Hong Kong corporation, our indirect, wholly-owned subsidiary; (iv) "Jumbo Gloss" are to Jumbo Gloss Limited, a British Virgin Islands corporation, our direct wholly-owned subsidiary; (v) "Longheda" are to Daqing Longheda Food Company Limited, a Chinese corporation, our indirect, wholly-owned subsidiary; (vi) "Senyang" are to Daqing Senyang Fruit and Vegetable Food Technology Company Limited, a Chinese corporation, our indirect, wholly-owned subsidiary; (vii) "Securities Act" are to the Securities Act of 1933, as amended; (viii) "Exchange Act" are to the Securities Exchange Act of 1934, as amended; (ix) "RMB" are to Renminbi, the legal currency of China; (x) "U.S. dollar," "$" and "US$" are to the legal currency of the United States; (xi) "China," "Chinese" and "PRC" are to the People’s Republic of China; and (xii) "BVI" are to the British Virgin Islands.

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

Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit supermarkets. Due to our strategic decision to cease production and distribution of beverage products, the number of our distributors decreased from 75 in fiscal year 2010 to 34 as of June 30, 2010. We believe the decrease in number of distributors will not have any adverse impact to the sales of others fruit base products or our revenue growth.

Our manufacturing facility is located in Daqing City and Mu Dan Jiang City, Heilongjiang Province, China where abundant supply of various premium specialty fruits is readily available. We have five fruit processing lines with an aggregate capacity of 17,160 tons.

On June 29, 2010, we incorporated a wholly owned subsidiary Daqing Senyang Fruit and Vegetable Food Technology Company Limited in China for the purpose of operating new fruit and vegetable powder production. We expect the new fruit and vegetable powder production line to start operations in late September of this year, and its annual production capacity is expected to be 10,000 tons.

First Fiscal Quarter Highlights

We experienced modest growth in net sales, gross margin and net income during the first fiscal quarter. Historically, first fiscal quarter has generally been our weakest quarter. In fiscal years 2009 and 2010, approximately 9.2% and 12.8% of the total annual revenue was generated from the first fiscal quarter, respectively. All products sold in this quarter were produced in the fiscal year 2010 production season. Most of our inventory was sold out as of June 30, 2010, and our new production season started on July 23, 2010. We also completed technological upgrades to our fruit concentrate production lines at Mudanjiang and Daqing facilities. We believe that our new fruit and vegetable powder production line, which is expected to become operational in late September, will contribute to our revenue and net income growth in the future.

The following are some of our financial results for the first fiscal quarter of 2011 in comparison to our financial results for the first fiscal quarter of 2010.

  Net Sales: Net sales increased $270,051, or 2.9%, to $9.6 million for the first fiscal quarter of 2011 from $9.4 million for the same period last year, primarily as a result of increased sales volume.

  Gross Margin: Gross margin was 42.8% for the first fiscal quarter of 2011, as compared to 41.9% for the same period last year.

  Net Income: Net income increased $220,825, or 14.0%, to $1.8 million for the first fiscal quarter of 2011, from $1.6 million for the same period last year.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.04 for the first fiscal quarter of 2011, as compared to $0.04 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$9,628	100.0%	$9,358	100.0%
Costs of Sales	5,509	57.2%	5,436	58.1%
Gross profit	4,119	42.8%	3,922	41.9%
Selling expenses	584	6.1%	829	8.9%
General and administrative expenses	1,106	11.5%	943	10.1%
Other income	31	0.3%	8	0.1%
Income before noncontrolling interests and income taxes	2,460	25.5%	2,158	23.1%
Income taxes	666	6.9%	585	6.3%
Net income	1,794	18.6%	1,573	16.8%
Earnings per share:
Basic	$0.04		$0.04
Diluted	$0.04		$0.04

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.843 to $1 for the three months ended June 30, 2010 and the rate of RMB 6.83992 to $1 for the three months ended June 30, 2009.

Net Sales

Net sales consist of revenue derived from the sale of our fruit and fruit based products. Net sales increased $270,051, or 2.9%, to $9.6 million for the three months ended June 30, 2010 from $9.4 million for the three months ended June 30, 2009. The modest increase was mainly attributable to the increased sales volume of our glazed fruit and concentrated juice products resulting from the increased market demand as well as the increase of average sales price of crab apple concentrate products which increased approximately 21% in this quarter as compared to the same quarter last year. Sales of glazed fruit and concentration juice grew from $1.0 million and $3.6 million in the three months ended June 30, 2009 to $1.7 million and $5.0 million in the three months ended June 30, 2010, respectively. The significant increase in sales of glazed fruit was due to increased sales of our new blueberry glazed fruit product launched in December 2009. Sales of nectar and concentrate pulp decreased $286,593 and $503,372 from $843,448 and $2.8 million to $556,855 and $2.3 million, respectively. Because beverage products usually require large capital for advertising and other sales and marketing efforts, we made a strategic decision to cease the production of beverage in March 2010 to focus on the our more profitable primary high-end premium products.

The following table sets forth percentage of net sales generated by each product for the three months ended June 30, 2010 and 2009:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		As a		As a
	In	Percentage	In	Percentage
Products	Thousands	of Net Sales	Thousands	of Net Sales

Glazed fruit	1,749	18.2%	1,039	11.1%
Nectar	557	5.8%	843	9.0%
Concentrate juice	5,034	52.2%	3,628	38.8%
Concentrate pulp	2,288	23.8%	2,792	29.8%
Beverage	-	-	1,056	11.3%
Total	$9,628	100%	$9,358	100%

Cost of Sales

Cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Cost of sales increased $72,851, or 1.3%, to $5.5 million for the three months ended June 30, 2010 from $5.4 million for the three months ended June 30, 2009. Cost of sales as a percentage of net sales was 57.2% for the three months ended June 30, 2010 as compared to 58.1% for the same period last year. The modest percentage decrease was due to our strategic decision to cease the production of beverage products which generally had lower margin than that of other products.

Gross Profit

Gross profit is equal to net sales less cost of sales. Gross profit increased by $197,200 to $4.1 million for the three months ended June 30, 2010 from $3.9 million for the three months ended June 30, 2009. Gross profit as a percentage of net sales was 42.8% for the three months ended June 30, 2010 as compared to 41.9% for the same period last year. The modest increase in gross margin was mainly because we have ceased the production of beverage products since March 2010 and our beverage products were generally less profitable than other products. In addition, the gross margin for fruit concentrate products increased in this quarter because the average sales price of crab apple concentrate products increased approximately 21% in this quarter as compared to the same quarter last year. The gross margin for fruit concentrate, glazed fruit, nectar and concentrate pulp products for the three months period ended June 30, 2010 were 45.3%, 55.4%, 69.3% and 25.5%, as compared to 36.2%, 65.5%, 67.3% and 38.1% for the same period last year, respectively.

On a product basis, our gross margin of glazed fruit decreased approximately 10.1% for the three months period ended June 30, 2010 in comparison with the same period last year. We used frozen blueberries during the non-harvest season to process new blueberry glazed fruit in order to maximize the utilization rate of our glazed fruit production line and increase sales volume to distributors. The cost of frozen blueberries is relatively higher than fresh blueberries.

Selling and General and Administrative Expenses

Selling and general and administrative expenses decreased $81,621, or 4.6%, to $1.7 million for the three months ended June 30, 2010 from $1.8 million for the three months ended June 30, 2009.

Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Selling expenses decreased $244,241, or 29.5%, to $584,508 for the three months ended June 30, 2010 from $828,749 for the three months ended June 30, 2009. As a percentage of net sales, selling expenses decreased 2.8% from 8.9% for three months ended June 30, 2009 to 6.1% for the three months ended June 30, 2010. Due to well established relationship with our existing customers, we received repeat orders with higher volume from our existing clients, which led to lower sales related travel expenses in this quarter. In addition, we incurred less selling expenses due to the cessation of production and sale of beverage products in this fiscal quarter. We plan to continue to spend more efforts on identifying new distributors in regions where we have no or limited sales to further expand our customer base and market share.

General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, including idle production line, and professional fees paid to third parties. Our general and administrative expenses increased $162,620, or 17.2%, to $1.1 million for the three months ended June 30, 2010 from $943,104 for the three months ended June 30, 2009. As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2010 increased by 1.4% to 11.5%, as compared to 10.1% for the three months ended June 30, 2009. The increase in general and administrative expenses was mainly attributable to the increase in staff salary and benefit, and depreciation expenses incurred in connection with our new glazed fruit production line launched in December 2009.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $301,549, or 14.0%, to $2.5 million for the three months ended June 30, 2010 from $2.2 million for the three months ended June 30, 2009. Income before noncontrolling interests and income taxes as a percentage of net sales increased from 23.1% for the three months ended June 30, 2009 to 25.5% for the three months ended June 30, 2010. The percentage increase was primarily attributable to the increase in sales volume and gross margin as discussed above.

Provision for Income Taxes

The provision for income taxes increased $80,724, or 13.8%, to $665,866 for the three months ended June 30, 2010 from $585,142 for the three months ended June 30, 2009. The increase in the provision for income taxes is mainly attributed to the increase in net income before income taxes.

We file separate tax returns in the United States and China. Income taxes of our PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for Longheda is 25%.

Net Income

Net income increased $220,825, or 14.0%, to $1.8 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009, mainly as a result of the increase in sales revenue and gross margin as discuss above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $26.7 million. The following table sets forth a summary of our cash flows for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30
	(in thousands)
	2010	2009
Net cash (used in)/provided by operating activities	$(5,794)	$11,094
Net cash (used in) investing activities	(3,503)	-
Net cash used in financing activities	-	-
Effect of exchange rate on cash and cash equivalents	(36)	(8)
Cash and cash equivalents at beginning of the period	35,994	4,769
Cash and cash equivalents at end of period	26,661	15,855

Operating Activities

Net cash used in operating activities was $5.8 million for the three months ended June 30, 2010 as compared to $11.1 million provided by operating activities for the three months ended June 30, 2009. Net cash used in operating activities for the three months ended June 30, 2010 was mainly attributable to approximately $13.7 million in advance payment for the construction of the fruit and vegetable powder factory and production line.

Investing Activities

Our cash used in investing activities during the three months ended June 30, 2010 was primarily for the upgrade of concentrate juice production lines in our Daqing and Mu Dan Jiang facilities. We had no investing activities for the three months ended June 30, 2009.

Financing Activities

We had no financing activities for the three months ended June 30, 2010 and 2009.

On February 23, 2010, we entered into a $1.17 million revolving credit facility with the Heilongjiang Rural Credit Union with a term of three years. This facility is secured by land use rights, buildings and machinery located in Daqing City. On February 25, 2010, we entered into another $1.59 million revolving credit facility with the Longjiang Bank with a term of two years. This facility was secured by our land use rights, buildings and machinery in Mu Dan Jiang City. Both facilities are for working capital needs during our production season. As of the date of this report, we did not draw down on either of the facilities and did not have any outstanding bank loans.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the "FASB") issued the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP"). Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates ("ASUs"). These changes and the Codification do not change GAAP. The Company adopted the changes resulting from the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s results of operations, financial position or notes to the condensed consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Changjun Yu, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on our assessment, Mr. Yu and Mr. Cheng determined that, as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED).

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

Date: August 16, 2010

CHINA NUTRIFRUIT GROUP LIMITED

By:	/s/ Changjun Yu
Changjun Yu, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Colman Cheng
Colman Cheng, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

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