Form 10-Q
period 2010-09-30
China Nutrifruit Group LTD
filed 2010-11-15
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

______________________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,794,532

CHINA NUTRIFRUIT GROUP LIMITED

Quarterly Report on FORM 10-Q
Three Months Ended September 30, 2010

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	March 31,
	2010	2010
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,154,181	$35,994,443
Proceeds from private placement held in escrow account	-	931,630
Trade receivables, net of allowance	17,472,434	11,047,846
Inventories, net	17,516,314	4,179,910
Prepayments and deposits	11,070,120	-
Other current assets	1,493	116,196
Total current assets	53,214,542	52,270,025
Property and equipment, net	20,876,113	17,066,907
Construction in progress	5,084,541	-
Deferred tax assets	989,990	1,068,878
Land use rights, net	186,789	185,686
TOTAL ASSETS	$80,351,975	$70,591,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$1,314,712	$2,379,246
Trade payables	927,599	87,954
Income taxes payable	2,533,890	2,296,513
Total current liabilities	4,776,201	4,763,713
TOTAL LIABILITIES	4,776,201	4,763,713

Commitments and Contingencies

Shareholders' equity
Series A Preferred stock Authorized: 5,000,000 shares, par value $0.001 Issued and outstanding: 350,559 shares as at September 30, 2010; (365,109 as at March 31, 2010)	350	365
Common stock Authorized: 120,000,000 shares, par value $0.001 Issued and outstanding: 36,718,772 shares as at September 30, 2010; (36,573,272 shares as at March 31, 2010)	36,719	36,573
Additional paid-in-capital	36,492,744	36,492,875
Statutory reserves - restricted	4,564,345	4,564,345
Accumulated other comprehensive income	2,016,133	440,714
Retained earnings	32,465,483	24,292,911
TOTAL SHAREHOLDERS’ EQUITY	75,575,774	65,827,783
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,351,975	$70,591,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$23,191,125	$19,324,868	$32,819,381	$28,683,933

Cost of sales	(12,234,966)	(9,641,849)	(17,744,090)	(15,053,882)

Gross profit	10,956,159	9,683,019	15,075,291	13,630,051
Selling expenses	(673,469)	(677,760)	(1,257,978)	(1,498,140)
General and administrative expenses	(590,848)	(501,365)	(1,696,570)	(1,515,070)

Operating earnings	9,691,842	8,503,894	12,120,743	10,616,841

Other income (expenses)
Other income	17,550	31,623	48,021	39,367
Total other income (expenses)	17,550	31,623	48,021	39,367

Earnings before income taxes	9,709,392	8,535,517	12,168,764	10,656,208

Provision for income taxes	(2,520,776)	(2,184,779)	(3,186,642)	(2,770,060)

Net earnings	7,188,616	6,350,738	8,982,122	7,886,148
Other comprehensive income
Foreign currency translation	1,644,269	17,500	1,575,419	19,808
Comprehensive income	$8,832,885	$6,368,238	$10,557,541	$7,905,956

Earnings per share
Basic	$0.19	$0.18	$0.23	$0.22
Diluted	$0.18	$0.18	$0.22	$0.22

Weighted average number of common outstanding stock
Basic	36,718,772	36,125,754	36,695,054	36,125,754
Diluted	40,377,453	36,226,175	40,360,072	36,187,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	September 30,
	2010	2009

Operating activities:
Net earnings	$8,982,122	$7,886,148
Adjustments to reconcile net earnings to net cash used
in operating activities
Depreciation and amortization	936,036	748,912
Benefit for deferred income taxes	78,054	109,625
Changes in operating assets and liabilities:
Trade receivables, net	(6,424,588)	(1,389,136)
Inventories	(13,336,404)	(8,448,704)
Prepayments and deposits	(11,070,120)	-
Other current assets	114,703	236,678
Trade payables	839,645	904,587
Income taxes payable	237,377	716,902
Other payables and accrued expenses	(1,064,534)	(927,211)
Net cash used in operating activities	(20,707,709)	(162,199)

Investing activities:
Purchase of property and equipment	(4,333,519)	-
Addition to construction in progress	(5,084,541)	-
Net cash used in investing activities	(9,418,060)	-

Financing activities:
Proceeds from private placement	-	11,860,000
Cost of raising capital	-	(985,831)
Dividend paid	(809,550)	-
Proceeds from private placement held in escrow account	931,630	-
Net cash provided by financing activities	122,080	10,874,169

(Decrease) Increase in cash and cash equivalents	(30,003,689)	10,711,970

Effect of exchange rate on cash and cash equivalents	1,163,427	(15,618)

Cash and cash equivalents at beginning of the period	35,994,443	4,768,542

Cash and cash equivalents and proceeds from private placement held in escrow account at end of the period	$7,154,181	$15,464,894

Supplemental disclosure of cash flows information:
Cash paid for:
Income taxes	$2,871,211	$1,943,534
Supplemental disclosure of non-cash information:
Issuance of warrants	$-	$327,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 1.     NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Nature of Business

China Nutrifruit Group Limited (the “Company”) was originally incorporated in the state of Utah on April 22, 1983 and changed its domicile from Utah to Nevada in April 1999. The Company had no business activities or meaningful operations, income producing assets or significant operating capital since at least 1989 until it acquired Fezdale Investments Limited (“Fezdale”) on August 14, 2008.

On August 14, 2008, the Company acquired all of the equity interests of Fezdale, a British Virgin Islands (the “BVI”) corporation, through a share exchange transaction (the “Share Exchange Transaction”), with the result that the shareholders of Fezdale became the beneficial owners of 83.5% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares were restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

Accounting principles generally accepted in the United States of America (“US GAAP”) require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, in the Share Exchange Transaction, Fezdale is treated as the accounting acquirer and China Nutrifruit Group Limited is treated as the acquired party. Accordingly, the Share Exchange Transaction was accounted for a recapitalization of the Company. The equity section of the accompanying financial statements was restated to reflect the recapitalization of the Company due to the Share Exchange Transaction as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Fezdale were not significant.

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

The after tax net income for the fiscal year ending on March 31, 2009 was less than $13,919,707 and fiscal year ending on March 31, 2010 was less than $18,495,315; and

The return to Mr. Kung of any of the make good shares placed in escrow by him is considered to be a separate compensatory arrangement because Mr. Kung is a director of the Company’s subsidiary Fezdale. Accordingly, if any of the required earnings targets are met and shares are returned to Mr. Kung, the Company will recognize a non-cash compensation cost at that time equal to the then fair value of the shares returned (up to a total of 5,599,598 shares). For the year ended March 31, 2009, the earnings target for 2009 of net income of $13,955,178 (before any charges related to the release of any shares from escrow) was met. Accordingly, the Company has recorded a non-cash charge to compensation cost of $9,519,316.6 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares.

For the year ended March 31, 2010, the earnings target for 2009 of net income of $18,495,315 was met. Accordingly, 2,799,799 shares will be released to Mr. Kung from escrow.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 1.     NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONT’D)

On September 4, 2009, the Company’s common stock was approved by the NYSE Amex for listing and registration.

On September 30, 2009, the Company entered into a securities purchase agreement (the “Private Placement Transaction”) with certain accredited investors (“Investors”) and effected the initial closing of the purchase and sale of 359,502 units (the “Unit”) at $33.00 per Unit. Each Unit consisted of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and one warrant (the “Warrant”) to purchase 2.5 shares of the Company’s common stock, par value $.001 per share. The Series A Preferred Stock is convertible into ten shares of the Company’s common stock (subject to customary adjustments) and the Company is obligated to register the underlying shares of common stock within thirty days of the closing date. In connection with the initial closing of the offering, the Company raised $11.86 million.

On October 8, 2009, the Company effected the second and final closing of the Financing and issued 43,916 units (the “Unit”) for $33.00 per Unit for gross proceeds of $1,449,000.

On September 3, 2010, the Company paid dividends of $809,550 to the holders of Series A Preferred Stock.

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

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of Peoples’ Republic of China (the “PRC”) in June 2004. Longheda manufactures and sells a variety of food products processed from specialty premium fruits that grow in Northeast China. Currently, Longheda processes four types of premium specialty fruits, including golden berry, crab apple, blueberry and raspberry, and sells fresh fruits. Longheda currently has four types of fruit based products, including fruit concentrate, nectar, glazed fruits and concentrate pulp. Longheda sells its products through an extensive sales and distribution network. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit related products.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

Jumbo Gloss Limited

Jumbo Gloss Limited (“Jumbo Gloss”) is a PLLC incorporated in BVI on October 13, 2009. Jumbo Gloss is a holding company and has no assets or operations other than its ownership of Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd.

Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd

Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd (“Senyang”) was incorporated in Heilongjiang province of the PRC in June 2010. Senyang is a dormant company and has no assets or operations.

Basis of presentation

The interim condensed consolidated financial statements include the accounts of China Nutrifruit Group Limited and its subsidiaries (the “Group”). The interim condensed consolidated financial statements were prepared in accordance with the US GAAP. All significant intercompany transactions and balances were eliminated.

The interim condensed consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair representation of our condensed consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicatives of the annual results for the year ending March 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the US GAAP were condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Segment information

The Group identifies and classifies its operating segments based on the nature of products with similar economic characteristics. No segment information is provided as the Group only has one business and geographical segment. The Group’s reportable segment is the manufacture and sale of food products, which operations are located in the PRC and sales were predominately made to customers located in the PRC.

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
September 30, 2010 and 2009 (Unaudited)
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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at September 30, 2010 was recorded.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

Fair value of financial instruments

The carrying amount of certain of the Group’s financial instruments, including cash and cash equivalents, trade receivables, trade payables, other current assets, other payables and accrued expenses, approximates fair value due to the relatively short maturity.

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property and equipment was $506,884, $934,571, $378,187 and $746,246 for the three and six months ended September 30, 2010 and 2009 respectively.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the three and six months ended September 30, 2010 and 2009 were $477,021, $942,206, $505,889 and $1,217,408 respectively.

Impairment of long-lived assets

Long-lived assets, except indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Group to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. During the periods, no impairment on long-lived assets was recorded by the Group.

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of the Group’s land located in the PRC is considered leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is 50 years and will expire in 2055.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
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

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $9,864, $15,403, $6,235 and $10,877 for the three and six months ended September 30, 2010 and 2009 respectively.

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

Balance sheet
September 30, 2010	RMB6.7000 to US$1.00
March 31, 2010	RMB6.8361 to US$1.00

Statement of income and comprehensive income
For the six months ended September 30, 2010	RMB6.8430 to US$1.00
For the six months ended September 30, 2009	RMB6.8405 to US$1.00

As at September 30, 2010, RMB46,752,696 or US$6,978,014 (March 31, 2010: RMB236,619,999 or US$34,613,303) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

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

Income taxes

The Group accounts for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Group’s operations are primarily located in PRC and subject to PRC profits tax.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition, as its requirements only pertain to financial statement note disclosure.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to the SEC Rule, Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics. This ASU amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112, which amended or rescinded a portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805, Business Combination, and ASC 810, Consolidation. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 3.     EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three and six months ended September 30 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net earnings	$7,188,616	$6,350,738	$8,982,122	$7,886,148
Less: dividends on preferred stock	(209,475)	-	(412,321)	-
Net earnings for basic earnings per share	$6,979,141	$6,350,738	$8,569,801	$7,886,148

Net earnings for basic earnings per share	$6,979,141	$6,350,738	$8,569,801	$7,886,148
Add: dividends on preferred stock	209,475	-	412,321	-
Net earnings for diluted earnings per share	$7,188,616	$6,350,738	$8,982,122	$7,886,148

Denominator:
Weighted average common stock outstanding	36,718,772	36,125,754	36,695,054	36,125,754
Effect of dilutive preferred stock	3,651,090	39,076	3,651,090	19,645
Effect of dilutive warrant	7,591	61,345	13,928	41,790
Weighted average common stock and dilutive potential common stock	40,377,453	36,226,175	40,360,072	36,187,189

Basic net earnings per share	$0.19	$0.18	$0.23	$0.22

Diluted net earnings per share	$0.18	$0.18	$0.22	$0.22

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 4.     INVENTORY, NET

At September 30, 2010 and March 31, 2010 (audited) inventory is comprised of the following:

	September 30	March 31

Finished goods	$17,307,519	$4,101,918
Raw material	208,795	77,992
	$17,516,314	$4,179,910

NOTE 5.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at September 30, 2010 and March 31, 2010 (audited) are summarized as follows:

	September 30	March 31

Buildings	$5,460,858	$4,673,420
Leasehold improvement	1,366,754	1,339,544
Machinery	18,514,206	14,616,662
Furniture, fixtures and office equipment	13,996	13,742
Motor vehicles	39,323	6,194

Total	25,395,137	20,649,562
Less: accumulated depreciation	(4,519,024)	(3,582,655)
	$20,876,113	$17,066,907

As of September 30, 2010, buildings and machinery, of $7,110,556 (March 31, 2010: $7,297,850) and $326,248 (March 31, 2010: $342,365) respectively, were pledged to secure the unused banking facilities obtained by the Group. (Note 13)

NOTE 6.     PREPAYMENTS AND DEPOSITS

Prepayments and deposits mainly comprised the amount paid to the suppliers of property and equipment as of September 30, 2010.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 7.     OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories at September 30, 2010 and March 31, 2010 (audited) are summarized as follows:

	September 30	March 31

Accruals	$564,787	$723,588
Value added tax payables	-	1,104,630
Other payables	749,925	551,028
	$1,314,712	$2,379,246

The other payables mainly comprised amounts payable to the suppliers of property and equipment, amounting to $585,485 and $398,056 as of September 30, 2010 and March 31, 2010 respectively.

NOTE 8.     PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009

Current:
PRC	$2,481,749	$2,134,607	$3,108,588	$2,660,436
Other jurisdictions	-	-	-	-
Deferred:
PRC	39,027	50,172	78,054	109,624
Other jurisdictions	-	-	-	-
	$2,520,776	$2,184,779	$3,186,642	$2,770,060

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 8.     PROVISION FOR INCOME TAXES (CONT’D)

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	September 30,	March 31,
	2010	2010
		(audited)

Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$989,990	$1,068,878
Tax losses carryforward	1,069,785	913,721
Less: valuation allowance	(1,069,785)	(913,721)
Net deferred tax assets	$989,990	$1,068,878

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

The Company has provided valuation allowances of $1,069,785 and $913,721 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Gross deferred tax assets at September 30, 2010 and March 31, 2010 were reduced by valuation allowances of $1,069,785 and $913,721, respectively. The total valuation allowance between periods presented increased by $156,064 (March 31, 2010: $368,853) and such increase was attributable to the tax effect on foreign tax losses incurred for the six months ended September 30, 2010 of $27,323 (March 31, 2010: $56,757) at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the six months ended September 30, 2010 of $128,741 (March 31, 2010: $312,096) at the federal tax rate of 35%.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 8.     PROVISION FOR INCOME TAXES (CONT’D)

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the six months ended September 30 is as follows:

	Three months		Six months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Provision for income taxes at statutory rate of 35%	$3,398,287	$2,987,431	$4,259,067	$3,729,672
Chinese tax rate difference	(980,023)	(841,863)	(1,209,158)	(1,040,160)
Non-deductible expenses and non- assessable profits	(54,638)	(83,293)	(97,385)	(43,771)
Changes in valuation allowance	118,123	72,332	156,064	-
Tax effect of non-deductible temporary difference recognized	39,027	50,172	78,054	124,319
Income taxes	$2,520,776	$2,184,779	$3,186,642	$2,770,060

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

NOTE 9.     SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2010 and March 31, 2010, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
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
September 30, 2010 and 2009 (Unaudited)
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

Common stock

The following is the movement of common stock during first quarter of fiscal 2011:

The Company’s Series A preferred shareholders converted 14,550 shares into 145,500 shares of the Company’s common stock at a conversion ratio of 1 Series A Preferred Stock to 10 shares of common stock. On April 7, 2010, April 21, 2010, May 5, 2010 and May 21, 2010, 33,340 shares, 30,310 shares, 36,380 shares and 45,470 shares of common stock in connection to such Series A Preferred Stock conversion were issued

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9.     SHAREHOLDERS’ EQUITY (CONT’D)

Warrants

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

The Company valued the warrants by Trinomial option pricing model at $331,357 which was recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial option pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the year ended March 31, 2009 were as follows:

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

The Company valued the warrants by Trinomial Option Pricing Model at $1,361,295 which was used to calculate the portion of proceeds from private placement transaction arising from warrants to record as additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows during fiscal 2010:

Risk free interest rate	2.264%
Expected volatility	56.03%
Expected dividend rate	-%
Expected life (years)	4

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9.     SHAREHOLDERS’ EQUITY (CONT’D)

In connection with the first closing of Private Placement Transaction on September 30, 2009, WLT Brothers Capital, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents, received on October 8, 2009, as partial compensation, 86,281 warrants to purchase 215,703 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model at $326,705 which was recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows during fiscal 2010:

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

The Company valued the warrants by Trinomial Option Pricing Model at $168,549 which was used to calculate the portion of proceeds from private placement transaction arising from warrants to record as additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows during fiscal 2010:

Risk free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9.     SHAREHOLDERS’ EQUITY (CONT’D)

In connection with the second and final closing of Private Placement Transaction which closed on October 8, 2009, certain placement agents received 10,540 warrants to purchase 26,349 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

The Company valued the warrants by Trinomial Option Pricing Model at $40,450 which was recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial Option Pricing Model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Government Bond at the time of grant. The assumptions used to value options granted were as follows during fiscal 2010:

Risk free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

The following is the movement of warrants during the six months ended September 30, 2010:

		Granted	Exercised	Outstanding at
	Outstanding at	during the	during the	September 30,	Exercise
Date of grant	April 1, 2010	period	period	2010	price

October 10, 2008	120,228	-	-	120,228	$2.78
September 30, 2009	359,502	-	-	359,502	$3.30
October 8, 2009	140,737	-	-	140,737	$3.30
	620,467	-	-	620,467
Weighted average exercise price	$3.20	-	-	$3.20

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

The following is the movement of warrants during the six months ended September 30, 2009:

		Granted	Exercised	Outstanding at
	Outstanding at	during the	during the	September 30,	Exercise
Date of grant	April 1, 2009	period	period	2009	price

October 10, 2008	120,228	-	-	120,228	$2.78
	120,228	-	-	120,228
Weighted average exercise price	$2.78	-	-	$2.78

NOTE 10.     PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were $32,763, $124,297, $30,536 and $161,489 for the three and six months ended September 30, 2010 and 2009 respectively.

NOTE 11.     CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2010, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 12.     COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

As of September 30, 2010, the Group did not have any significant operating lease commitments.

Rent for the three and six months ended September 30, 2010 and 2009 was $5,845, $8,768, $4,386 and $14,754, respectively.

Capital Commitments

As of September 30, 2010, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:

Construction in progress	$2,041,301
Property and equipment	1,664,179
$3,705,480

NOTE 13.     UNUSED SECURED CREDIT FACILITIES

As of September 30, 2010, the Group had $2,812,791 (March 31, 2010 (audited): $2,756,791) of unused credit facilities granted by banks. Those banking facilities were secured by land use rights, buildings and machinery, of $186,789 (March 31, 2010 (audited): $185,686), $7,110,556 (March 31, 2010 (audited): $7,297,850) and $326,248 (March 31, 2010 (audited): $342,365) respectively.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance; strategic and operational plans; management forecast; potential and contingent liabilities; management’s plans; taxes; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our views on the growth of the fruit industry, particularly the specialty fruit industry; general economic conditions; our ability to overcome competition in the Chinese fruit processing market; the impact that a downturn or negative changes in the industries in which our products are sold could have on our business and profitability; any decrease in the availability, or increase in the cost, of raw materials and energy; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; loss of key members of our senior management; unexpected changes to China’s political or economic situation and legal environment; and any of the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2010 and other risks and uncertainties mentioned in this Form 10-Q or our other reports filed with the Securities and Exchange Commission.

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

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to: (i) “we,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” are to the combined businesses of China Nutrifruit Group Limited and its consolidated subsidiaries; (ii) “Fezdale” are to Fezdale Investments Limited, a British Virgin Islands corporation, our direct, wholly-owned subsidiary; (iii) “Solar Sun” are to Solar Sun Holdings Limited, a Hong Kong corporation, our indirect, wholly-owned subsidiary; (iv) “Jumbo Gloss” are to Jumbo Gloss Limited, a British Virgin Islands corporation, our direct wholly-owned subsidiary; (v) “Longheda” are to Daqing Longheda Food Company Limited, a Chinese corporation, our indirect, wholly-owned subsidiary; (vi) “Senyang” are to Daqing Senyang Fruit and Vegetable Food Technology Company Limited, a Chinese corporation, our indirect, wholly-owned subsidiary; (vii) “Securities Act” are to the Securities Act of 1933, as amended; (viii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (ix) “RMB” are to Renminbi, the legal currency of China; (x) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (xi) “China,” “Chinese” and “PRC” are to the People’s Republic of China; and (xii) “BVI” are to the British Virgin Islands.

Overview

We are a holding company and conduct all of our operations through our indirect, wholly-owned subsidiary, Longheda, which is a leading producer of premium specialty fruit-based products in China. We develop, process, market and distribute a variety of food products processed primarily from premium specialty fruits grown in Northeast China, mainly including golden berries, crab apple, blueberries and raspberries. Our current products include fruit concentrate, nectar and glazed fruits as well as fresh fruits.

Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit retailers and supermarkets. Our manufacturing facilities are located in Daqing City and Mudanjiang City, Heilongjiang Province, China where abundant supply of various premium specialty fruits is readily available. We have five fruit processing lines with an aggregate capacity of 17,160 tons.

On June 29, 2010, we incorporated a wholly owned subsidiary Daqing Senyang Fruit and Vegetable Food Technology Company Limited in China for the purpose of operating new fruit and vegetable powder production. We expect the new fruit and vegetable power production line will start operation in January 2011 and its annual production capacity will be 10,000 tons.

Second Fiscal Quarter Highlights

Growth in net sales and net income continued during the second fiscal quarter due to strong market demand. Most of the products sold in this quarter were produced after mid-July 2010 when our new production season began. During the second fiscal quarter, we launched new seabuckthorn and blackcurrant glazed fruit and concentrate juice products. We are building a new fruit and vegetable power production line, which is expected to become operational in January 2011.

The following are some of our financial results for the second fiscal quarter of 2011 in comparison to our financial results for the second fiscal quarter of 2010.

  Net Sales: Net sales increased $3.2 million, or 20.0%, to $23.2 million for the second fiscal quarter of 2011 from $19.3 million for the same period last year.

  Gross Margin: Gross margin was 47.2% for the second fiscal quarter of 2011, as compared to 50.1% for the same period last year.

  Net Income: Net income increased $0.8 million, or 13.2%, to $7.2 million for the second fiscal quarter of 2011 from $6.4 million for the same period last year.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.18 for the second fiscal quarter of 2011 and 2010.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

(Unaudited)	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales

Net Sales	$23,191	100.0%	$19,325	100.0%
Costs of Sales	12,235	52.8%	9,642	49.9%
Gross profit	10,956	47.2%	9,683	50.1%
Selling expenses	673	2.9%	678	3.5%
General and administrative expenses	591	2.5%	501	2.6%
Other income	17	0.1%	32	0.1%
Income before noncontrolling interests and income taxes	9,709	41.9%	8,536	44.2%
Income taxes	2,521	10.9%	2,185	11.3%
Net income	7,188	31.0%	6,351	32.9%
Earnings per share:
Basic	$0.19		$0.18
Diluted	$0.18		$0.18

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.843 to $1 for the three months ended September 30, 2010 and the rate of RMB 6.8411 to $1 for the three months ended September 30, 2009.

Net Sales

Net sales consist of revenue from the sale of our fruit and fruit based products. Net sales increased $3.9 million, or 20.0%, to $23.2 million for the three months ended September 30, 2010 from $19.3 million for the three months ended September 30, 2009. Sales of concentrate juice and concentrate pulp product lines grew from $8.0 million and $1.7 million in the three months ended September 30, 2009 to $12.5 million and $2.2 million in the three months ended September 30, 2010, respectively. Sales of glazed fruit and nectar products increased slightly in this fiscal quarter as compared to the same quarter last year. Strong market demand drove increased sales volume of our concentrate juice and concentrate pulp products. Net sales also increased as a result of an increase in the average sales price of crab apples, blueberry concentrate juice and pear concentrate pulp which increased approximately 27.6%, 10.7% and 49.0% respectively in this fiscal quarter as compared to the same quarter last year. Because beverage products usually require large capital for advertising and other sales and marketing efforts, we made a strategic decision to cease production of beverage products in March 2010 and to focus on the our more profitable high-end premium products.

The following table sets forth percentage of net sales generated by each product for the three months ended September 30, 2010 and 2009:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		As a		As a
	In	Percentage	In	Percentage
Products	Thousands	of Net Sales	Thousands	of Net Sales

Fresh fruit	$1,480	6.4%	$1,675	8.7%
Glazed fruit	3,847	16.6%	3,806	19.7%
Nectar	3,202	13.8%	3,103	16.1%
Concentrate juice	12,464	53.7%	8,046	41.6%
Concentrate pulp	2,198	9.5%	1,702	8.8%
Beverage	-	-	993	5.1%
Total	$23,191	100.0%	$19,325	100.0%

Cost of Sales

Cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Cost of sales increased $2.6 million, or 26.9%, to $12.2 million for the three months ended September 30, 2010 from $9.6 million for the three months ended September 30, 2009. Cost of sales as a percentage of net sales was 52.8% for the three months ended September 30, 2010 as compared to 49.9% for the same period last year. The amount increase in costs of sales was mainly attributable to the increased sales volume and higher labor costs.

Gross Profit

Gross profit is equal to net sales less cost of sales. Gross profit increased by $1.3 million to $11.0 million for the three months ended September 30, 2010 from $9.7 million for the three months ended September 30, 2009. Gross profit as a percentage of net sales was 47.2% for the three months ended September 30, 2010 as compared to 50.1% for the same period last year. The decrease in gross margin was mainly because we sold more lower margin concentrate juice products and we launched our new seabuckthorn and blackcurrant glazed fruit products in this fiscal quarter. As part of our marketing strategy, we offered our new seabuckthorn and blackcurrant glazed fruit products at attractive prices to our customers to test the market which resulted in relatively lower margins than our existing glazed fruit products. We will continue to monitor the market demand for these new products and may increase our sales price to improve gross margin in the future when market condition permits. In addition, we ceased beverage production in March 2010, as a result, the portion of the factory overhead costs previously applied to the beverage production line was allocated to other production lines in this production season. Furthermore, we increased workers’ salary in this fiscal quarter. The gross margins for our glazed fruit, nectar, concentrate juice and concentrate pulp products for the three months ended September 30, 2010 were 53.2%, 68.0%, 42.1% and 36.5%, as compared to 63.0%, 67.8%, 45.6% and 33.2% for the same period last year, respectively.

Selling and General and Administrative Expenses

Selling and general and administrative expenses increased $85,192, or 7.2%, to $1.3 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009.

Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Selling expenses decreased $4,291, or 0.6%, to $673,469 for the three months ended September 30, 2010 from $677,760 for the three months ended September 30, 2009. As a percentage of net sales, selling expenses decreased 0.6% from 3.5% for three months ended September 30, 2009 to 2.9% for the three months ended September 30, 2010. Due to well established relationships with our existing customers, we received repeat orders with higher volume from our existing clients, which led to lower sales related expenses in this quarter. In addition, we incurred less selling expenses due to the cessation of production and sale of beverage products in this fiscal quarter. We plan to continue to spend more efforts on identifying new distributors in regions where we have no or limited sales to further expand our customer base and market share.

General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, including idle production line, and professional fees paid to third parties. Our general and administrative expenses increased $89,483, or 17.8%, to $590,848 for the three months ended September 30, 2010 from $501,365 for the three months ended September 30, 2009. As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2010 decreased by 0.1% to 2.5%, as compared to 2.6% for the three months ended September 30, 2009. The increase in general and administrative expenses was mainly attributable to the increase in staff compensation and benefits.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $1.2 million, or 13.8%, to $9.7 million for the three months ended September 30, 2010 from $8.5 million for the three months ended September 30, 2009. Income before noncontrolling interests and income taxes as a percentage of net sales decreased from 44.2% for the three months ended September 30, 2009 to 41.9% for the three months ended September 30, 2010. The percentage decrease was primarily attributable to the decrease in gross margin as discussed above.

Provision for Income Taxes

The provision for income taxes increased $335,997, or 15.4%, to $2.5 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009. The increase in the provision for income taxes is mainly attributed to the increase in net income before income taxes.

We file separate tax returns in the United States and China. Income taxes of our PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for our PRC operating subsidiary Longheda is 25% in calendar year 2010.

Net Income

Net income increased $0.8 million, or 13.2%, to $7.2 million for the three months ended September 30, 2010 from $6.4 million for the three months ended September 30, 2009, mainly as a result of the increase in sales revenue as discuss above.

Comparison of Six Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

(Unaudited)	Six Months Ended		Six Months Ended
	September 30, 2010		September 30, 2009
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales

Net Sales	$32,819	100.0%	$28,684	100.0%
Costs of Sales	17,744	54.1%	15,054	52.5%
Gross profit	15,075	45.9%	13,630	47.5%
Selling expenses	1,258	3.8%	1,498	5.2%
General and administrative expenses	1,696	5.2%	1,515	5.3%
Other income	48	0.1%	39	0.1%
Income before noncontrolling interests and income taxes	12,170	37.1%	10,656	37.1%
Income taxes	3,187	9.7%	2,770	9.7%
Net income	8,983	27.4%	7,886	27.4%
Earnings per share:
Basic	$0.23		$0.22
Diluted	$0.22		$0.22

The results of operations reported in the table above is based on the exchange rate of RMB 6.843 to $1 for the six months ended September 30, 2010 and the rate of RMB 6.84051 to $1 for the six months ended September 30, 2009.

Net Sales

Net sales increased $4.1 million, or 14.4%, to $32.8 million for the six months ended September 30, 2010 from $28.7 million for the six months ended September 30, 2009. The increase was mainly attributable to increased sales volume of glazed fruit and concentrate juice products due to market demand. With the new glazed fruit production line and the upgrade of the concentrate juice production line, the sales of glazed fruit and concentration juice grew from $4.8 million and $11.7 million in the six months ended September 30, 2009 to $5.6 million and $17.5 million in the six months ended September 30, 2010, respectively. The increase in sales of glazed fruit was due to increased sales of our new seabuckthorn and blackcurrant glazed fruit products which were launched in July this year. The increase in sales of concentrate juice products was mainly due to the increase of sales price of crab apple and raspberry concentrate juice. In addition, our new launched seabuckthorn and blackcurrant concentrate juice products contributed approximately $0.7 million. Sales of nectar and concentrate pulp slightly decreased. The following table sets forth percentage of net sales generated by each product for the six months ended September 30, 2010 and 2009:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended		Six Months Ended
	September 30, 2010		September 30, 2009
		As a		As a
	In	Percentage	In	Percentage
Products	Thousands	of Net Sales	Thousands	of Net Sales

Fresh fruit	$1,480	4.5%	$1,675	5.8%
Glazed fruit	5,595	17.0%	4,846	16.9%
Nectar	3,759	11.5%	3,946	13.8%
Concentrate juice	17,499	53.3%	11,674	40.7%
Concentrate pulp	4,486	13.7%	4,494	15.7%
Beverage	-	-	2,049	7.1%
Total	$32,819	100.0%	$28,684	100.0%

Cost of Sales

Cost of sales increased $2.7 million, or 17.9%, to $17.7 million for the six months ended September 30, 2010 from $15.1 million for the six months ended September 30, 2009. Cost of sales as a percentage of net sales was 54.1% for the six months ended September 30, 2010 as compared to 52.5% for the same period last year. The dollar increase was mainly due to increased sales volume and higher labor cost.

Gross Profit

Gross profit increased by $1.4 million to $15.1 million for the six months ended September 30, 2010 from $13.6 million for the six months ended September 30, 2009. Gross profit as a percentage of net sales was 45.9% for the six months ended September 30, 2010 as compared to 47.5% for the same period last year. The decrease in gross margin was mainly because we sold more lower margin concentrate juice products in the six months ended September 30, 2010 and we launched our new seabuckthorn and blackcurrant glazed fruit products in July 2010. As part of our marketing strategy, we offered our new seabuckthorn and blackcurrant glazed fruit products at attractive prices to our customers to test the market which resulted in relatively lower margins than our existing glazed fruit products. We will continue to monitor the market demand for these new products and may increase our sales price to improve gross margin in the future when market condition permits. In addition, we ceased beverage production in March 2010, as a result, the portion of the factory overhead costs previously applied to the beverage production line was allocated to other production lines in this production season. Furthermore, we increased workers’ salary in the three months ended September 30, 2010. The gross margins for glazed fruit, nectar, concentrate juice and concentrate pulp products for the six months period ended September 30, 2010 were 52.1%, 68.3%, 43.0% and 30.8%, as compared to 63.7%, 67.8%, 42.7% and 36.1% for the same period last year, respectively.

Selling and General and Administrative Expenses

Selling and general and administrative expenses decreased $58,662, or 1.9%, to $3.0 million for the six months ended September 30, 2010 from $3.0 million for the six months ended September 30, 2009.

Selling expenses decreased $240,162, or 16.0%, to $1.3 million for the six months ended September 30, 2010 from $1.5 million for the six months ended September 30, 2009. As a percentage of net sales, selling expenses decreased 1.4% from 5.2% for six months ended September 30, 2009 to 3.8% for the six months ended September 30, 2010. Due to well established relationships with our existing customers, we received repeat orders with higher volume from our existing clients, which led to lower sales related expenses in the first half of fiscal year 2011. In addition, we incurred less selling expenses due to the cessation of production and sale of beverage products in the six months ended September 30. 2010.

Our general and administrative expenses increased $181,500, or 12.0%, to $1.7 million for the six months ended September 30, 2010 from $1.5 million for the six months ended September 30, 2009. As a percentage of net sales, general and administrative expenses for the six months ended September 30, 2010 decreased by 0.1% to 5.2%, as compared to 5.3% for the six months ended September 30, 2009. The increase in general and administrative expenses was mainly attributable to the increase in staff salary and benefit, and depreciation expenses incurred in connection with our new glazed fruit production line launched in December 2009.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $1.5 million, or 14.2%, to $12.2 million for the six months ended September 30, 2010 from $10.7 million for the six months ended September 30, 2009. Income before noncontrolling interests and income taxes as a percentage of net sales remained stable at 37.1% .

Provision for Income Taxes

The provision for income taxes increased $416,582, or 15.0%, to $3.2 million for the six months ended September 30, 2010 from $2.8 million for the six months ended September 30, 2009. The increase in the provision for income taxes is mainly attributed to the increase in net income before income taxes.

Net Income

Net income increased $1.1 million, or 13.9%, to $9.0 million for the six months ended September 30, 2010 from $7.9 million for the six months ended September 30, 2009, mainly as a result of the increase in sales revenue as discuss above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $7.2 million. The following table sets forth a summary of our cash flows for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six months Ended September 30
	(in thousands)
	2010	2009

Net cash used in operating activities	$(20,708)	$(162)
Net cash used in investing activities	(9,418)	-
Net provided by financing activities	122	10,874
Effect of exchange rate on cash and cash equivalents	1,163	(16)
Cash and cash equivalents at beginning of the period	35,994	4,769
Cash and cash equivalents at end of period	7,154	15,465

Operating Activities

Net cash used in operating activities was $20.7 million for the six months ended September 30, 2010 as compared to $162,199 used in operating activities for the six months ended September 30, 2009. Net cash used in operating activities for the six months ended September 30, 2010 was mainly attributable to approximately $9.8 million in advance payment for the construction of the fruit and vegetable powder factory and production line and a $13.3 million increase in inventories. The significant increase in inventories was mainly because our new production season started in July and we manufactured more products in this fiscal quarter as compared to the same period last year in anticipation of the increased market demand.

Investing Activities

During the six months ended September 30, 2010, we used approximately $4.3 million in the upgrade of concentrate juice production lines in our Daqing and Mudanjiang facilities and approximately $5.1 million in the construction of the new fruit and vegetable powder factory. We had no investing activities for the six months ended September 30, 2009.

Financing Activities

In connection with our 2009 private placement of Series A Convertible Preferred Stock, we set up an escrow account for the payment of dividends to holders of Series A Convertible Preferred Stock due on September 1, 2010, $809,550 of the escrow amount was paid as dividends to holders of our Series A Convertible Preferred Stock on September 1, 2010 and the remaining $122,080 was returned to us due to conversion of some shares of the Series A Convertible Preferred Stock before the dividend payment date. The net cash provided by financing activities for the six months ended September 30, 2009 was the net proceeds from our private placement of the Series A Convertible Preferred Stock closed in September, 2009.

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

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition, as its requirements only pertain to financial statement note disclosure.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to the SEC Rule, Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics. This ASU amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112, which amended or rescinded a portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805, Business Combination, and ASC 810, Consolidation. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

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

Seasonality

The harvest season for our source fruits is generally from mid July to mid November every year. As fruits cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested. Our fruit processing production is generally busiest from mid-July to mid-November every year.

We will generally experience higher sales in the second, third and fourth fiscal quarters mainly due to distributors’ (i) efforts to obtain adequate supply of our fruit processing products before the fruit supply diminishes after production ceases in November; and (ii) anticipation of higher demand for processed fruit products as a result of festive seasons, such as Middle Autumn festival, Christmas and the Chinese New Year which were in the second, third and fourth quarter of our fiscal year.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Changjun Yu, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on our assessment, Mr. Yu and Mr. Cheng determined that, as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 15, 2010	CHINA NUTRIFRUIT GROUP LIMITED

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