Form 10-Q
period 2010-12-31
China Nutrifruit Group LTD
filed 2011-02-14
CIK 753224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,794,532

CHINA NUTRIFRUIT GROUP LIMITED

Quarterly Report on FORM 10-Q
Three Months Ended December 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	(Removed and Reserved)	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2010

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	December 31,	March 31,
	2010	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$24,336,712	$35,994,443
Proceeds from private placement held in escrow account	-	931,630
Trade receivables, net of allowance	5,535,909	11,047,846
Inventories, net	20,138,578	4,179,910
Prepayments and deposits	10,164,077	-
Other current assets	1,512	116,196
Total current assets	60,176,788	52,270,025
Property and equipment, net	20,644,612	17,066,907
Construction in progress	5,152,212	-
Deferred tax assets	950,652	1,068,878
Land use rights, net	187,730	185,686
TOTAL ASSETS	$87,111,994	$70,591,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$1,768,965	$2,379,246
Trade payables	327,535	87,954
Income taxes payable	2,107,673	2,296,513
Total current liabilities	4,204,173	4,763,713
TOTAL LIABILITIES	4,204,173	4,763,713

Commitments and Contingencies
Shareholders' equity
Series A Preferred stock Authorized: 5,000,000 shares, par value $0.001 Issued and outstanding: 342,983 shares as at December 31, 2010; (365,109 as at March 31, 2010)	343	365
Common stock
Authorized: 120,000,000 shares, par value $0.001 Issued and outstanding: 36,794,532 shares as at December 31, 2010; (36,573,272 shares as at March 31, 2010)	36,794	36,573
Additional paid-in-capital	36,492,675	36,492,875
Statutory reserves - restricted	6,850,422	4,564,345
Accumulated other comprehensive income	3,108,926	440,714
Retained earnings	36,418,661	24,292,911
TOTAL SHAREHOLDERS’ EQUITY	82,907,821	65,827,783
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,111,994	$70,591,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)
	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales	$22,136,504	$17,816,916	$54,955,885	$46,502,988
Cost of sales	(11,856,020)	(9,680,959)	(29,600,110)	(24,734,449)
Gross profit	10,280,484	8,135,957	25,355,775	21,768,539
Selling expenses	(1,111,697)	(1,094,111)	(2,369,675)	(2,592,363)
General and administrative expenses	(807,231)	(816,069)	(2,503,801)	(2,333,033)
Operating earnings	8,361,556	6,225,777	20,482,299	16,843,143
Other income (expenses)
Other income	8,988	9,204	57,009	48,575
Total other income (expenses)	8,988	9,204	57,009	48,575
Earnings before income taxes	8,370,544	6,234,981	20,539,308	16,891,718
Provision for income taxes	(2,131,289)	(1,609,004)	(5,317,931)	(4,379,594)
Net earnings	6,239,255	4,625,977	15,221,377	12,512,124
Other comprehensive income
Foreign currency translation	1,092,793	(39,255)	2,668,212	(19,452)
Comprehensive income	$7,332,048	$4,586,722	$17,889,589	$12,492,672
Earnings per share
Basic	$0.16	$0.12	$0.40	$0.34
Diluted	$0.15	$0.11	$0.38	$0.33
Weighted average number of common stock outstanding
Basic	36,762,896	36,125,754	36,703,018	36,125,754
Diluted	40,375,048	40,167,345	40,350,605	37,507,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	Nine months ended
	December 31,
	2010	2009
Operating activities:
Net earnings	$15,221,377	$12,512,124
Adjustments to reconcile net earnings to net cash used
in operating activities
Depreciation and amortization	1,489,507	1,120,793
Benefit for deferred income taxes	117,392	164,934
Changes in operating assets and liabilities:
Trade receivables, net	5,644,090	3,149,316
Inventories	(15,705,832)	(10,010,662)
Prepayments and deposits	(10,025,807)	291,788
Other current assets	114,703	(1,462)
Trade payables	232,288	247,371
Income taxes payable	(218,770)	136,031
Other payables and accrued expenses	(629,515)	(1,908,952)
Net cash (used in) provided by operating activities	(3,760,567)	5,701,281
Investing activities:
Purchase of property and equipment	(4,333,519)	(2,577,984)
Addition to construction in progress	(5,084,541)	-
Net cash used in investing activities	(9,418,060)	(2,577,984)
Financing activities:
Proceeds from issuance of preferred stocks	-	12,006,646
Proceeds from issuance of warrants	-	1,302,354
Cost of raising capital	-	(1,094,047)
Dividend paid	(809,550)	-
Proceeds from private placement held in escrow account	931,630	-
Net cash provided by financing activities	122,080	12,214,953
(Decrease) Increase in cash and cash equivalents	(13,056,547)	15,338,250
Effect of exchange rate on cash and cash equivalents	1,398,816	(39,570)
Cash and cash equivalents at beginning of the period	35,994,443	4,768,542
Cash and cash equivalents and proceeds from private placement held in escrow account at end of the period	$24,336,712	$20,067,222
Supplemental disclosure of cash flows information:
Cash paid for:
Income taxes	$5,418,475	$4,078,629
Supplemental disclosure of non-cash information:
Issuance of warrants	$-	$367,156
Purchases of property and equipment	$-	$160,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
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

For the year ended March 31, 2010, the earnings target for 2009 of net income of $18,495,315 was met. Accordingly, 2,799,799 shares were released to Mr. Kung from escrow.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
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
December 31, 2010 and 2009 (Unaudited)
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

Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd

Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd (“Senyang”) was incorporated in Heilongjiang province of the PRC in June 2010. Senyang is a dormant company and currently has no operations. It is planned that Senyang will eventually be engaged in operating new fruit and vegetable production.

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
December 31, 2010 and 2009 (Unaudited)
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

Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly, the Group’s business and financial position maybe influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy.

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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at December 31, 2010 was recorded.

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
December 31, 2010 and 2009 (Unaudited)
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

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property and equipment was $552,782, $1,487,353, $372,668 and $1,118,780 for the three and nine months ended December 31, 2010 and 2009 respectively.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the three and nine months ended December 31, 2010 and 2009 were $856,936, $1,799,142, $907,934 and $2,125,427 respectively.

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
December 31, 2010 and 2009 (Unaudited)
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

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $33,691, $49,094, $24,633 and $35,511 for the three and nine months ended December 31, 2010 and 2009 respectively.

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

Balance sheet
December 31, 2010	RMB6.6120 to US$1.00
March 31, 2010	RMB6.8400 to US$1.00

Statement of income and comprehensive income
For the nine months ended December 31, 2010	RMB6.7721 to US$1.00
For the nine months ended December 31, 2009	RMB6.8400 to US$1.00

As at December 31, 2010, RMB159,748,811 or US$24,160,437 (March 31, 2010: RMB236,619,999 or US$34,613,303) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
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
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement related to intangibles - goodwill and other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. The Company will adopt this pronouncement for our fiscal year beginning April 1, 2011. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations, which requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. If applicable, we will include the required disclosures for our fiscal year beginning April 1, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 3. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three and nine months ended December 31 is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net earnings	$6,239,255	$4,625,977	$15,221,377	$12,512,124
Less: dividends on preferred stock	(205,347)	(253,780)	(618,298)	(253,780)
Net earnings for basic earnings per share	$6,033,908	$4,372,197	$14,603,079	$12,258,344
Net earnings for basic earnings per share	$6,033,908	$4,372,197	$14,603,079	$12,258,344
Add: dividends on preferred stock	205,347	253,780	618,298	253,780
Net earnings for diluted earnings per share	$6,239,255	$4,625,977	$15,221,377	$12,512,124
Denominator:
Weighted average common stock outstanding	36,762,896	36,125,754	36,703,018	36,125,754
Effect of dilutive preferred stock	3,606,966	4,000,398	3,636,436	1,341,720
Effect of dilutive warrant	5,186	41,193	11,151	40,443
Weighted average common stock and dilutive
potential common stock	40,375,048	40,167,345	40,350,605	37,507,917
Basic net earnings per share	$0.16	$0.12	$0.40	$0.34
Diluted net earnings per share	$0.15	$0.11	$0.38	$0.33

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 4. INVENTORY, NET

At December 31, 2010 and March 31, 2010 (audited) inventory is comprised of the following:
	December 31	March 31
Finished goods	$20,045,512	$4,101,918
Raw material	93,066	77,992
	$20,138,578	$4,179,910

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 31, 2010 and March 31, 2010 (audited) are summarized as follows:

	December 31	March 31
Buildings	$5,585,300	$4,673,420
Leasehold improvement	1,384,945	1,339,544
Machinery	18,958,233	14,616,662
Furniture, fixtures and office equipment	40,888	13,742
Motor vehicles	15,011	6,194
Total	25,984,377	20,649,562
Less: accumulated depreciation	(5,339,765)	(3,582,655)
	$20,644,612	$17,066,907

As of December 31, 2010, buildings and machinery, of $7,032,219 (March 31, 2010: $7,297,850) and $322,562 (March 31, 2010: $342,365) respectively, were pledged to secure the unused banking facilities obtained by the Group. (Note 13)

NOTE 6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits mainly comprised the amount paid to the suppliers of property and equipment as of December 31, 2010.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 7. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories at December 31, 2010 and March 31, 2010 (audited) are summarized as follows:

	December 31,	March 31,
Accruals	$449,807	$723,588
Value added tax payables	628,890	1,104,630
Other payables	690,268	551,028
	$1,768,965	$2,379,246

The other payables mainly comprised amounts payable to the suppliers of property and equipment, amounting to $427,571 and $398,056 as of December 31, 2010 and March 31, 2010 respectively.

NOTE 8. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:
	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
Current:
PRC	$2,091,951	$1,553,696	$5,200,539	$4,214,660
Other jurisdictions	-	-	-	-
Deferred:
PRC	39,338	55,308	117,392	164,934
Other jurisdictions	-	-	-	-
	$2,131,289	$1,609,004	$5,317,931	$4,379,594

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 8. PROVISION FOR INCOME TAXES (CONT’D)

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	December 31,	March 31,
	2010	2010
		(audited)
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$950,652	$1,068,878
Tax losses carry-forward	1,111,335	913,721
Less: valuation allowance	(1,111,335)	(913,721)
Net deferred tax assets	$950,652	$1,068,878

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

The Company has provided valuation allowances of $1,111,335 and $913,721 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize.

Gross deferred tax assets at December 31, 2010 and March 31, 2010 were reduced by valuation allowances of $1,111,335 and $913,721, respectively. The total valuation allowance between periods presented increased by $197,614 (March 31, 2010: $368,853) and such increase was attributable to the tax effect on foreign tax losses incurred for the nine months ended December 31, 2010 of $39,887 (March 31, 2010: $56,757) at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the nine months ended December 31, 2010 of $157,727 (March 31, 2010: $312,096) at the federal tax rate of 35%.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 8. PROVISION FOR INCOME TAXES (CONT’D)

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the three months and nine months ended December 31 is as follows:

	Three months		Nine months
	ended December 31,		ended December 31,
	2010	2009	2010	2009
Provision for income taxes at statutory rate of 35%	$2,929,690	$2,181,522	$7,188,758	$5,912,101
Chinese tax rate difference	(823,883)	(604,347)	(2,033,041)	(1,644,633)
Non-deductible expenses and non- assessable profits	(56,240)	(76,969)	(153,626)	(65,973)
Changes in valuation allowance	41,550	53,820	197,614	178,099
Tax effect of non-deductible temporary difference recognized	40,172	54,978	118,226	-
Income taxes	$2,131,289	$1,609,004	$5,317,931	$4,379,594

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

NOTE 9. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2010 and March 31, 2010, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
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

Common stock

The following is the movement of common stock during first quarter of fiscal 2011:

The Company’s Series A preferred shareholders converted 14,550 shares into 145,500 shares of the Company’s common stock at a conversion ratio of 1 Series A Preferred Stock to 10 shares of common stock. On April 7, 2010, April 21, 2010, May 5, 2010 and May 21, 2010, 33,340 shares, 30,310 shares, 36,380 shares and 45,470 shares of common stock in connection to such Series A Preferred Stock conversion were issued

The following is the movement of common stock during third quarter of fiscal 2011:

The Company’s Series A preferred shareholders converted 7,576 shares into 75,760 shares of the Company’s common stock at a conversion ratio of 1 Series A Preferred Stock to 10 shares of common stock. On November 8, 2010, 75,760 shares of common stock in connection to such Series A Preferred Stock conversion were issued

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9. SHAREHOLDERS’ EQUITY (CONT’D)

Warrants

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
December 31, 2010 and 2009 (Unaudited)
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
December 31, 2010 and 2009 (Unaudited)
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

Risk free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

The following is the movement of warrants during the nine months ended December 31, 2010:

		Granted	Exercised	Outstanding at
	Outstanding at	during the	during the	December 31,	Exercise
Date of grant	April 1, 2010	period	period	2010	price
October 10, 2008	120,228	-	-	120,228	$2.78
September 30, 2009	359,502	-	-	359,502	$3.30
October 8, 2009	140,737	-	-	140,737	$3.30
	620,467	-	-	620,467
Weighted average exercise price	$3.20	-	-	$3.20

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9. SHAREHOLDERS’ EQUITY (CONT’D)

The following is the movement of warrants during the nine months ended December 31, 2009:

		Granted	Exercised	Outstanding at
	Outstanding at	during the	during the	December 31,	Exercise
Date of grant	April 1, 2010	period	period	2010	price
October 10, 2008	120,228	-	-	120,228	$2.78
September 30, 2009	359,502	-	-	359,502	$3.30
October 8, 2009	-	140,737	-	140,737	$3.30
	479,730	140,737	-	620,467
Weighted average exercise price	$3.17	$3.30	-	$3.20

NOTE 10. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were $107,014, $231,311, $92,945 and $219,567 for the three and nine months ended December 31, 2010 and 2009 respectively.

NOTE 11. CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2010, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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
December 31, 2010 and 2009 (Unaudited)
(Stated in U.S. Dollars)

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

As of December 31, 2010, the Group did not have any significant operating lease commitments.

Rent for the three and nine months ended December 31, 2010 and 2009 was $4,500, $13,268, $4,386 and $19,141, respectively.

Capital Commitments

As of December 31, 2010, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:
Construction in progress	$2,041,301
Property and equipment	1,664,179
$3,705,480

NOTE 13. UNUSED SECURED CREDIT FACILITIES

As of December 31, 2010, the Group had $2,846,352 (March 31, 2010 (audited): $2,756,791) of unused credit facilities granted by banks. Those banking facilities were secured by land use rights, buildings and machinery, of $187,730 (March 31, 2010 (audited): $185,686), $7,032,219 (March 31, 2010 (audited): $7,297,850) and $322,562 (March 31, 2010 (audited): $342,365) respectively.

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

Overview

We are a holding company and conduct all of our operations through our indirect, wholly-owned subsidiary, Longheda, which is a leading producer of premium specialty fruit-based products in China. We develop, process, market and distribute a variety of food products processed primarily from premium specialty fruits grown in Northeast China, mainly including golden berry, crab apple, blueberry, raspberry, blackcurrant and seabuckthorn. Our primary product offering includes fruit concentrate, nectar, glazed fruits, concentrate pulp as well as fresh fruits.

Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit retailers and supermarkets. Our manufacturing facilities are located in Daqing City and Mudanjiang City, Heilongjiang Province, China where abundant supply of various premium specialty fruits is readily available. We currently have five fruit processing lines with an aggregate capacity of 17,160 tons.

On June 29, 2010, we incorporated a wholly owned subsidiary Daqing Senyang Fruit and Vegetable Food Technology Company Limited in China for the purpose of operating new fruit and vegetable powder production. We expect the new fruit and vegetable power production line will start operation in June 2011 and its annual production capacity will be 10,000 tons.

Third Fiscal Quarter Highlights

We continued to experience strong growth in net sales and net income while maintaining stable margin during the third fiscal quarter. Market demand for our products remained strong and sales increased across all product categories in this fiscal quarter. Due to difficult weather conditions in Daqing, we decided to delay the final equipment installation phase of our new fruit and vegetable powder production facility until March 2011 and expect to commence trial production of the new production line in June 2011.

The following sets forth certain key financial information for the third fiscal quarter.

  Net Sales: Net sales increased $4.3 million, or 24.2%, to $22.1 million for the third fiscal quarter of 2011 from $17.8 million for the same period last year.

  Gross Margin: Gross margin was 46.4% for the third fiscal quarter of 2011, as compared to 45.7% for the same period last year.

  Net Income: Net income increased $1.6 million, or 34.9%, to $6.2 million for the third fiscal quarter of 2011 from $4.6 million for the same period last year.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.15 for the third fiscal quarter of 2011, as compared to $0.11 for the same period last year.

Results of Operations

Comparison of Three Months Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$22,137	100.0%	$17,817	100.0%
Costs of Sales	11,856	53.6%	9,681	54.3%
Gross profit	10,281	46.4%	8,136	45.7%
Selling expenses	1,112	5.0%	1,094	6.1%
General and administrative expenses	807	3.6%	816	4.6%
Other income	9	0.0%	9	0.0%
Income before noncontrolling interests and income taxes	8,371	37.8%	6,235	35.0%
Income taxes	2,132	9.6%	1,609	9.0%
Net income	6,239	28.2%	4,626	26.0%
Earnings per share:
Basic	$0.16		$0.12
Diluted	$0.15		$0.11

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.667 to $1 for the three months ended December 31, 2010 and the rate of RMB 6.84 to $1 for the three months ended December 31, 2009.

Net Sales

Net sales consist of revenue from the sale of our fruit and fruit based products. We continued to experience strong growth in net sales in this fiscal quarter. Net sales increased $4.3 million, or 24.2%, to $22.1 million for the three months ended December 31, 2010 from $17.8 million for the three months ended December 31, 2009. Strong market demand drove increased sales volume across all product categories, especially our concentrate pulp and glazed fruit products which grew from $1.9 million and $5.4 million in the three months ended December 31, 2009 to $4.9 million and $6.0 million in the three months ended December 31, 2010, respectively. Net sales also increased as a result of an increase in the average sales price of crab apple concentrate juice and pear concentrate pulp which increased approximately 37.6% and 48.4%, respectively, in this fiscal quarter as compared to the same quarter last year. Because beverage products usually require large capital for advertising and other sales and marketing efforts, we made a strategic decision to cease production of beverage products in March 2010 and to focus on our more profitable high-end premium products.

The following table sets forth percentage of net sales generated by each product for the three months ended December 31, 2010 and 2009:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$763	3.4%	$545	3.1%
Glazed fruit	6,040	27.3%	5,355	30.1%
Nectar	1,297	5.9%	862	4.8%
Concentrate juice	9,164	41.4%	8,415	47.2%
Concentrate pulp	4,873	22.0%	1,876	10.5%
Beverage	-	-	764	4.3%
Total	$22,137	100.0%	$17,817	100.0%

Cost of Sales

Cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Cost of sales increased $2.2 million, or 22.5%, to $11.9 million for the three months ended December 31, 2010 from $9.7 million for the three months ended December 31, 2009. Cost of sales as a percentage of net sales was 53.6% for the three months ended December 31, 2010, as compared to 54.3% for the same period last year. The amount increase in costs of sales was mainly attributable to the increased sales volume.

Gross Profit

Gross profit is equal to net sales less cost of sales. Gross profit increased by $2.2 million to $10.3 million for the three months ended December 31, 2010 from $8.1 million for the three months ended December 31, 2009. Gross profit as a percentage of net sales increased to 46.4% for the three months ended December 31, 2010 as compared to 45.7% for the same period last year. The slight increase in gross margin was mainly driven by a significant increase in the gross margin of concentrate pulp products. Our average sales price of concentrate pulp products increased due to strong market demand in this fiscal quarter. The gross margin for glazed fruit, nectar, concentrate juice and concentrate pulp products for the three months ended December 31, 2010 were 54.2%, 67.7%, 43.7% and 36.5%, as compared to 51.9%, 69.7%, 44.4% and 28.3% for the same period last year, respectively.

Selling and General and Administrative Expenses

Selling and general and administrative expenses remained stable at $1.9 million for the three months ended December 31, 2010.

Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Selling expenses increased $17,586, or 1.6%, to $1.1 million for the three months ended December 31, 2010 from $1.1 million for the three months ended December 31, 2009. As a percentage of net sales, selling expenses decreased 1.1% from 6.1% for three months ended December 31, 2009 to 5.0% for the three months ended December 31, 2010. Due to well established relationships with our existing customers, we received repeat orders with higher volume from our existing clients, which led to lower sales related expenses in this quarter. In addition, we incurred less selling expenses due to the cessation of production and sale of beverage products in this fiscal quarter. We plan to continue to spend more efforts on identifying new distributors in regions where we have no or limited sales to further expand our customer base and market share.

General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, including idle production line, and professional fees paid to third parties. Our general and administrative expenses decreased $8,838, or 1.1%, to $807,231 for the three months ended December 31, 2010 from $816,069 for the three months ended December 31, 2009. As a percentage of net sales, general and administrative expenses for the three months ended December 31, 2010 decreased by 1.0% to 3.6%, as compared to 4.6% for the three months ended December 31, 2009. Due to our efforts in cost management, we were able to keep our general and administrative expenses relatively stable despite the significant increase in net sales in this quarter.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $2.2 million, or 34.3%, to $8.4 million for the three months ended December 31, 2010 from $6.2 million for the three months ended December 31, 2009. Income before noncontrolling interests and income taxes as a percentage of net sales increased from 35.0% for the three months ended December 31, 2009 to 37.8% for the three months ended December 31, 2010. The percentage increase was primarily attributable to the increase in gross margin and our ability to maintain stable selling and general and administrative expenses as discussed above.

Provision for Income Taxes

The provision for income taxes increased $522,285, or 32.5%, to $2.1 million for the three months ended December 31, 2010 from $1.6 million for the three months ended December 31, 2009. The increase in the provision for income taxes is mainly attributed to the increase in net income before income taxes.

We file separate tax returns in the United States and China. Income taxes of our PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for our PRC operating subsidiary Longheda was 25% in calendar year 2010 and is expected to remain at 25% for calendar year 2011.

Net Income

Net income increased $1.6 million, or 34.9%, to $6.2 million for the three months ended December 31, 2010 from $4.6 million for the three months ended December 31, 2009, mainly as a result of the increase in sales revenue as discussed above.

Comparison of Nine Months Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Nine Months Ended			Nine Months Ended
	December 31, 2010			December 31, 2009
			As a		As a
	In		Percentage	In	Percentage
	Thousands		of Net Sales	Thousands	of Net Sales
Net Sales	$54,956		100.0%	$46,503	100.0%
Costs of Sales	29,600		53.9%	24,734	53.2%
Gross profit	25,356		46.1%	21,769	46.8%
Selling expenses	2,370		4.3%	2,592	5.6%
General and administrative expenses	2,504		4.6%	2,333	5.0%
Other income	57		0.1%	48	0.1%
Income before noncontrolling interests and income taxes	20,539		37.4%	16,892	36.3%
Income taxes	5,318		9.7%	4,380	9.4%
Net income	15,221		27.7%	12,512	26.9%
Earnings per share:
Basic	$0.40	$		0.34
Diluted	$0.38	$		0.33

The results of operations reported in the table above is based on the exchange rate of RMB 6.772 to $1 for the nine months ended December 31, 2010 and the rate of RMB 6.84 to $1 for the nine months ended December 31, 2009.

Net Sales

Net sales increased $8.5 million, or 18.2%, to $55.0 million for the nine months ended December 31, 2010 from $46.5 million for the nine months ended December 31, 2009. The increase was mainly attributable to increased sales volume of our concentrate juice, concentrate pulp and glazed products due to strong market demand. We also benefited from the increased average price of concentrate juice and concentrate pulp products, especially our crab apple concentrate juice and pear concentrate pulp products which increased approximately 24.3% and 25.8% as compared to the same period last year. We experienced strong demand for concentrate pulp products in the first nine months of fiscal year 2011, as a result, sales of concentrate pulp products increased $3.0 million, or 46.9% to $9.4 million for the nine months ended December 31, 2010. With the new glazed fruit production line and the upgrade of the concentrate juice production line, revenue generated from the sale of glazed fruit and concentration juice grew from $10.2 million and $20.1 million in the nine months ended December 31, 2009 to $11.6 million and $26.7 million in the nine months ended December 31, 2010, respectively. The increase in sales of concentrate juice products was mainly due to the increase of sales price of crab apple and raspberry concentrate juice. In addition, our new launched seabuckthorn and blackcurrant concentrate juice products generated revenues of approximately $1.3 million. The increase in sales of glazed fruit was due to increased sales of our new seabuckthorn and blackcurrant glazed fruit products which were launched in July 2010. The following table sets forth percentage of net sales generated by each product for the nine months ended December 31, 2010 and 2009:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended		Nine Months Ended
	December 31, 2010		December 31, 2009
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$2,243	4.1%	$2,220	4.8%
Glazed fruit	11,635	21.2%	10,202	21.9%
Nectar	5,056	9.2%	4,809	10.3%
Concentrate juice	26,663	48.5%	20,089	43.2%
Concentrate pulp	9,359	17.0%	6,370	13.7%
Beverage	-	-	2,813	6.0%
Total	$54,956	100.0%	$46,503	100.0%

Cost of Sales

Cost of sales increased $4.9 million, or 19.7%, to $29.6 million for the nine months ended December 31, 2010 from $24.7 million for the nine months ended December 31, 2009. Cost of sales as a percentage of net sales was 53.9% for the nine months ended December 31, 2010, as compared to 53.2% for the same period last year. The dollar increase was mainly due to increased sales volume and higher labor costs.

Gross Profit

Gross profit increased by $3.6 million to $25.4 million for the nine months ended December 31, 2010 from $21.8 million for the nine months ended December 31, 2009. Gross profit as a percentage of net sales was 46.1% for the nine months ended December 31, 2010 as compared to 46.8% for the same period last year. The slight decrease in gross margin was mainly because we sold more lower margin concentrate juice and concentrate pulp products in the nine months ended December 31, 2010, and we incurred start up costs associated with the launch of our new seabuckthorn and blackcurrant glazed fruit products in July 2010. As part of our marketing strategy, we offered our new seabuckthorn and blackcurrant glazed fruit products at attractive prices to our customers to test the market which resulted in relatively lower margins than our existing glazed fruit products. We will continue to monitor the market demand for these new products and may increase our sales price to improve gross margin in the future when market conditions permit. In addition, we ceased beverage production in March 2010, as a result, the portion of the factory overhead costs previously allocated to the beverage production line was re-allocated to other production lines in this production season. Furthermore, we increased workers’ salary in the nine months ended December 31, 2010. The gross margins for glazed fruit, nectar, concentrate juice and concentrate pulp products for the nine months period ended December 31, 2010 were 53.2%, 68.2%, 43.2% and 33.7%, as compared to 57.6%, 68.1%, 43.5% and 33.8% for the same period last year, respectively.

Selling and General and Administrative Expenses

Selling and general and administrative expenses decreased $51,920, or 1.1%, to $4.9 million for the nine months ended December 31, 2010 from $4.9 million for the nine months ended December 31, 2009.

Selling expenses decreased $222,689, or 8.6%, to $2.4 million for the nine months ended December 31, 2010 from $2.6 million for the nine months ended December 31, 2009. As a percentage of net sales, selling expenses decreased 1.3% from 5.6% for nine months ended December 31, 2009 to 4.3% for the nine months ended December 31, 2010. Due to well established relationships with our existing customers, we received repeat customer orders with higher volume, which led to lower sales related expenses in the first nine months of fiscal year 2011. In addition, we incurred less selling expenses due to the cessation of production and sale of beverage products in the nine months ended December 31, 2010.

Our general and administrative expenses increased $170,768, or 7.3%, to $2.5 million for the nine months ended December 31, 2010 from $2.3 million for the nine months ended December 31, 2009. As a percentage of net sales, general and administrative expenses for the nine months ended December 31, 2010 decreased by 0.4% to 4.6%, as compared to 5.0% for the nine months ended December 31, 2009. The slight dollar increase in general and administrative expenses was mainly attributable to the increase in staff salary and benefit, and depreciation expenses incurred in connection with our new glazed fruit production line launched in December 2009.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $3.6 million, or 21.9%, to $20.5 million for the nine months ended December 31, 2010 from $16.9 million for the nine months ended December 31, 2009. Income before noncontrolling interests and income taxes as a percentage was 37.4% for the nine months ended December 31, 2010 as compared to 36.3% for the nine months ended December 31, 2009.

Provision for Income Taxes

The provision for income taxes increased $0.9 million, or 21.4%, to $5.3 million for the nine months ended December 31, 2010 from $4.4 million for the nine months ended December 31, 2009. The increase in the provision for income taxes is mainly attributed to the increase in net income before income taxes.

Net Income

Net income increased $2.7 million, or 21.7%, to $15.2 million for the nine months ended December 31, 2010 from $12.5 million for the nine months ended December 31, 2009, mainly as a result of the increase in sales revenue as discuss above.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $24.3 million. The following table sets forth a summary of our cash flows for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)
	Nine Months Ended December 31,
	2010		2009
Net cash (used in) provided by operating activities	$(3,760	) $	5,701
Net cash used in investing activities	(9,418)		(2,578)
Net provided by financing activities	122		12,215
Effect of exchange rate on cash and cash equivalents	1,399		(40)
Cash and cash equivalents at beginning of the period	35,994		4,769
Cash and cash equivalents at end of period	24,337		20,067

Operating Activities

Net cash used in operating activities was $3.8 million for the nine months ended December 31, 2010 as compared to $5.7 million provided by in operating activities for the nine months ended December 31, 2009. Net cash used in operating activities for the nine months ended December 31, 2010 was mainly attributable to approximately $10.0 million in advance payment for the construction of our fruit and vegetable powder factory and production line and a $15.7 million increase in inventories. The significant increase in inventories was mainly because our new production season started in July and we manufactured more products in this fiscal quarter as compared to the same period last year in anticipation of the increased market demand.

Investing Activities

During the nine months ended December 31, 2010, we used approximately $4.3 million to upgrade concentrate juice production lines in our Daqing and Mudanjiang facilities and approximately $5.1 million to construct a new fruit and vegetable powder factory. Our cash used in investing activities during the nine months ended December 31, 2009 was primarily for the purchase of a new glazed fruit production line in December 2009 for approximately $2.6 million.

Financing Activities

In connection with our 2009 private placement of Series A Convertible Preferred Stock, we set up an escrow account for the payment of dividends to holders of Series A Convertible Preferred Stock due on September 1, 2010, $809,550 of the escrow amount was paid as dividends to holders of our Series A Convertible Preferred Stock on September 1, 2010 and the remaining $122,080 was returned to us due to conversion of some shares of the Series A Convertible Preferred Stock before the dividend payment date. The net cash provided by financing activities for the nine months ended December 31, 2009 was the net proceeds from our private placement of the Series A Convertible Preferred Stock closed in September 2009.

On February 23, 2010, we entered into a $1.21 million revolving credit facility with the Heilongjiang Rural Credit Union with a term of three years. This facility is secured by land use rights, buildings and machinery located in Daqing City. On February 25, 2010, we entered into another $1.65 million revolving credit facility with the Longjiang Bank with a term of two years. This facility was secured by our land use rights, buildings and machinery in Mu Dan Jiang City. Both facilities are for working capital needs during our production season. As of the date of this report, we did not draw down on either of the facilities and did not have any outstanding bank loans.

On December 20, 2010, we filed a registration statement on Form S-1 to register 73,000,000 units of Taiwan Depositary Receipts (“TDRs”), representing 7,300,000 shares of our common stock, consisting 5,000,000 shares to be issued by our company and 2,300,000 shares of our common stock owned by a selling stockholder. We plan to apply for listing the TDRs on the Taiwan Stock Exchange upon the consummation of the proposed TDR offering. We intend to use the net proceeds from the proposed TDR offering to construct a new fruit and vegetable production line in Daqing and a new factory facility with a new multi-purpose concentrate juice/pulp production line in Mu Dan Jiang.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. As stated above, we plan to expand our production capacities through the proposed TDR offering. We cannot assure that the proposed TDR offering will succeed and we may require additional cash resources due to changed business conditions or other investments or acquisitions we may decide to pursue. If the proposed TDR offering does not materialize or result in sufficient fund to support our planned capacity expansion, and our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities, or we may have to abandon our capacity expansion plan. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Recently Issued Accounting Pronouncements

See Note 2 (Recent Account Pronouncements) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Changjun Yu, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Mr. Yu and Mr. Cheng determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2011

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