Form 10-K
period 2011-03-31
China Nutrifruit Group LTD
filed 2011-06-22
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 001-34440

CHINA NUTRIFRUIT GROUP LIMITED
(Exact name of registrant as specified in its charter)

Nevada	87-0395695
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

     5th Floor, Chuangye Building, Chuangye Plaza
Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone
Daqing, Heilongjiang 163316
People’s Republic of China
(Address of principal executive offices)

(86) 459-8972870
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

 Yes [  ]       No [X]

As of September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the NYSE AMEX) was approximately $23 million. Shares of the registrant’s common stock held by each executive officer and director and each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 36,915,762 shares of the registrant’s common stock outstanding as of June 20, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA NUTRIFRUIT GROUP LIMITED

Annual Report on FORM 10-K
For the Fiscal Year Ended March 31, 2011

TABLE OF CONTENTS

PART I

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

  our ability to attract new customers;

  market demand for our existing and new products;

  our ability to employ and retain qualified employees;

  our ability to stay abreast of market trends and technological advances;

  competition and competitive factors in the markets in which we compete;

  general economic and business conditions in China and in the local economies in which we regularly conduct business, which can affect demand for our products;

  changes in laws, rules and regulations governing the business community in China in general and the fruit processing industry in particular; and

  the risks identified in Item 1A. “Risk Factors” included herein.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this report to: (i) “we,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” are to the combined businesses of China Nutrifruit Group Limited and its consolidated subsidiaries; (ii) “Fezdale” are to Fezdale Investments Limited, a British Virgin Islands corporation, our direct, wholly-owned subsidiary; (iii) “Longheda” are to Daqing Longheda Food Company Limited, a Chinese corporation, our indirect, wholly-owned subsidiary; (iv) “Securities Act” are to the Securities Act of 1933, as amended; (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (vi) “RMB” are to Renminbi, the legal currency of China; (vii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and (viii) “China,” “Chinese” and “PRC” are to the People’s Republic of China.

PART I

ITEM 1. BUSINESS.

Business Overview

We are a leading producer of premium specialty fruit based products in China. We are primarily engaged, through our indirect Chinese subsidiaries, in developing, processing, marketing and distributing a variety of food products processed primarily from premium specialty fruits grown in Northeast China, mainly including golden berry, crab apple, blueberry, raspberry, blackcurrant and seabuckthorn. Our primary product offering includes concentrate juice, nectar, glazed fruits, concentrate pulp as well as fresh fruits. We have been producing our premium specialty fruit based products since 2004.

We sell our products through a nationwide sales and distribution network covering approximately 18 provinces in China. As of March 31, 2011, this network was comprised of approximately 44 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit supermarkets.

Quality and safety are of primary importance to us. We have established quality control and food safety management systems for all stages of our business, including raw material sourcing, producing, packaging, storage and transportation of our products. We currently operate from our manufacturing facilities located in Daqing and Mudanjiang, Heilongjiang province, China, where an abundant supply of a variety of premium specialty fruits is available. We have five fruit processing lines with an aggregate capacity of 17,160 tons.

Corporate History and Structure

We are a Nevada holding company and conduct substantially all of our business in China through our operating subsidiaries, Longheda and Daqing Senyang Fruit and Vegetable Food Technology Company Limited (“Daqing Senyang”). We indirectly own all of the equity in Longheda as a result of our 100% ownership of Fezdale and Fezdale’s intermediate ownership of Solar Sun Holdings Limited. Both Fezdale and Solar Sun Holdings Limited are intermediate holding companies and have no other significant assets and operations. Longheda was incorporated in China in 2004. Subsequently, in a series of transactions between 2007 and 2008, Solar Sun Holdings Limited acquired 100% ownership of Longheda. Jumbo Gloss Limited is a private limited liability company that was established on October 13, 2009 under the laws of the British Virgin Islands. Jumbo Gloss Limited has no business operations other than its 100% ownership of Daqing Senyang which was incorporated in China on June 29, 2010 for the purpose of operating our new fruit and vegetable powder production. We expect the new fruit and vegetable powder production line to begin operations in July 2011, and its annual production capacity is expected to be approximately 10,000 tons.

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

On August 14, 2008, we acquired Fezdale in a reverse acquisition transaction, which involved a financing transaction and a related share exchange transaction whereby all of our current business operations were acquired by Fezdale. In the share exchange transaction, 100% of the issued and outstanding shares of Fezdale were exchanged for 30,166,878 shares of our common stock, thereby making the existing stockholders of Fezdale owners of 83.5% of our stock and also making Fezdale our wholly owned subsidiary. In the related financing transaction, we completed a private placement in which we sold 3,085,840 newly issued shares of our common stock for aggregate proceeds of $8.6 million.

Our Industry

According to a report on China’s fruit processing industry issued by Beijing Business & Intelligence Consulting Co. Ltd., an independent market research firm, which is hereinafter referred to as the “BBIC Report”, China’s fruit processing industry has grown significantly in the past several years. The total output of processed fruit products in China grew from $22.2 billion in 2006 to $66.2 billion in 2009, representing a Compound Annual Growth Rate (“CAGR”) of approximately 31.4%. The sales value of processed fruit products in China grew from $21.0 billion in 2006 to $65.2 billion in 2010, representing a CAGR of approximately 32.7%. The following table sets forth the output and CAGR of four categories of processed fruit products.

Output Value Breakdown of Fruit Processing Industry in China
(in Billions of U.S.$, except for CAGR data)

	2006	2007	2008	2009	2010	CAGR
Canned Fruit	$3.7	$4.3	$6.3	$7.8	$9.7	27.25%
Deep Processed Fruit*	13.1	16.1	23.6	29.1	41.8	33.65%
Fruit Juice and Beverage	4.4	5.7	7.6	10.2	11.2	26.31%
Glazed Fruits	1.0	1.4	2.0	2.6	3.5	36.78%

* Deep processed fruits include nectar, dried fruit and fruit wine, etc.

Source: 2006-2011 Chinese Fruit processing industry Investment Decision Consultation and Industrial Competitiveness Research Report, Beijing Business & Intelligence Consulting Co. Ltd.

The table below sets forth the sales and CAGR of the fruit processing industry in China from 2006 to 2010

Sales of Fruit Processing Industry in China, 2006-2010
(in Billions of U.S.$, except for CAGR data)

	2006	2007	2008	2009	2010	CAGR
Sales	$21.0	$26.1	$37.9	$47.0	$65.2	$32.74%

Source: 2006-2011 Chinese Fruit processing industry Investment Decision Consultation and Industrial Competitiveness Research Report, Beijing Business & Intelligence Consulting Co. Ltd.

We anticipate that growth in China’s fruit processing industry, especially, premium specialty fruit-based products, will mainly be driven by the following factors:

The low per capita rate of fruit consumption in China. With approximately a quarter of the world’s population, China represents a key growth driver for the global fruit food market. Per capita fruit juice consumption in China is currently well below that of major developed countries according to Euromonitor.

Growing affluence fosters increased consumption of processed fruit products. China’s economy has grown significantly in recent years. According to the National Bureau of Statistics of China (the “NBS”), China’s gross domestic product (“GDP”) has increased from RMB12.0 trillion ($1.6 trillion) in 2002 to RMB39.8 trillion ($5.8 trillion) in 2010. According to the Economic Blue Book issued by the Academy of Social Science of China, China’s GDP is expected to grow 9.9% in 2010 and the growth rate will reach 10% in 2011. China’s economic growth has resulted in a significant increase in household disposable income in China. According to the NBS, between 2002 and 2009, urban household disposable income per capita increased from RMB7,703 ($1,055) to RMB17,175 ($2,512), or a CAGR of approximately 12.1%, and rural per capita cash income increased from RMB2,476 ($339) to RMB5,153 ($754), or a CAGR of approximately 11.0%. We believe that as GDP and disposable income increase, processed fruit products will become more affordable and consumers will generally spend an increasing portion of their disposable income on healthy nutritional products, such as our premium specialty fruit-based products.

Greater health awareness is expected to affect consumption of fruit and processed fruit products. We believe that concern for improved living standards and growing household disposable income have led to greater health awareness among the population. As people become more affluent, we believe that their spending on quality health food and nutritional products, like our products, will increase. The juice beverage market in China continued growing steadily in 2010 as the growth in urban population and disposable income continued to drive demand for natural and healthy beverage products. According to the BBIC Report, the world fruit juice consumption is expected to increase from 33 billion liters in 1997 to 74 billion liters in 2020.

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

Our Products

Our primary product offerings include concentrate juice, nectar, glazed fruits, concentrate pulp as well as fresh fruits. We are also in the process of developing several new products.

The following charts set forth our product offerings categorized by both product and source fruit type in terms of net sales for the fiscal years 2011 and 2010:

Product Mix – By Product

Product Mix – By Fruit Type

Concentrate Juice

Concentrate juice is our primary product line, accounting for approximately 48.0% and 47.6% of our total net sales in fiscal years 2011 and 2010, respectively. We currently produce primarily six types of concentrate juice: golden berry, crab apple, blueberry, raspberry, seabuckthorn and blackcurrant. We currently have two concentrate production lines which are allocated for the production of all of six types of concentrates with an annual total production capacity of 9,960 tons. We plan to continue to focus on concentrate juice, which is our fastest growing product line with the greatest market demand. To achieve this end, we are upgrading our concentrate juice production line in Mudanjiang which is expected to be completed in July 2011 and will increase its designed production capacity from 6,000 tons to approximately 9,000 tons. In addition, we also started the construction of a new multi-purpose concentrate paste production line in Zhaoyuan, Helongjiang province with a production capacity of approximately 9,600 tons which is expected to begin trail production in July 2011.

Among the six types of concentrate, the new seabuckthorn and blackcurrant concentrate generally have the highest gross margin and crab apple concentrate consumes most of our production capacity even though it has a relatively lower gross margin. We produce more crab apple concentrate despite its relatively lower gross margin mainly because of the high demand for crab apple products and abundant supply of fresh crab apples, which has the largest supply in Northeast China as compared to the other source fruits.

Crab apple is a special species of apple which has much higher acidity than the normal species of apple. The apple concentrate produced in China commonly has an acidity of 1.2 to 1.8 while crab apple concentrate typically has acidity over 3.2. The only way to raise the acidity of apple concentrate is to mix it with another apple concentrate with higher acidity. Since apple concentrates that are exported from China to overseas markets are usually required to have an acidity of no less 2.0, the local producers of apple concentrate need large quantities of high acidity apple concentrate to add to their low acidity apple concentrate. Therefore, crab apple concentrate is in high demand in the market.

Nectar

Our nectar product line accounted for approximately 8.3% and 9.5% of our total net sales in fiscal years 2011 and 2010, respectively. Nectar is an unfermented and unconcentrated pulp product. To produce nectar, fresh fruits are crushed and then instantaneously sterilized under high temperature without adding any additives other than citric acid. It preserves the nutritional value and flavor of the fresh fruit and elongates shelf life. Nectar is easy to store and transport, thus providing the producers of fresh fruit based products a much better alternative material than fresh fruit.

We currently produce and sell nectar products using only golden berries. Our nectar products are commonly re-processed into a wide variety of products, including bottled fruit juice, fruit ice cream, nectar beverages, biscuits, fruit jam and fruit yogurt. Our nectar products were certified as green food by the China Green Food Development Center in May 2006.

Glazed Fruits

Our glazed fruits product line accounted for approximately 25.6% and 22.8% of our total net sales in fiscal years 2011 and 2010, respectively. Glazed fruit is preserved fruit with high sugar content and is a popular, traditional Chinese food. Glazed fruits have a long shelf life and are commonly consumed as snacks.

We currently produce and sell our glazed fruits products using golden berries, blueberries, seabuckthorn and blackcurrant. We launched our glazed blueberry products in December 2009 and seabuckthorn and blackcurrant glazed fruit products in the second fiscal quarter of 2011 which were well received by our customers. In December 2009, we added a new glazed fruits production line with an annual production capacity of 1,200 tons in our Daqing factory which increased our total annual production capacity of glazed fruit products to 2,400 tons. We are in the process of upgrading our glazed fruits production line in our Daqing facility, which is expected to be completed in July 2011. We expect that after the upgrade, this glazed fruits production line will be able to produce dried fruit products, including dried golden berry and dried cherry tomato.

Our glazed fruits are mainly sold as a premium snack. Due to the special taste of golden berries and blueberries, our products are also commonly used in a wide variety of foods such as baked foods. Our glazed golden berry fruit products were certified as green food by China Green Food Development Center in May 2006.

Concentrate Pulp

Since fiscal year 2008, due to demand from our distributors, we started to distribute apple concentrate pulp products and pear concentrate pulp products. These concentrate products are processed by third party vendors according to our technical requirements and standards. Sales from concentrate pulp contributed approximately 15.5% and 12.9% of our total net sales in fiscal years 2011 and 2010, respectively.

Fresh Fruit

Sales from fresh golden berries accounted for approximately 2.6% and 3.0% of our total net sales in fiscal years 2011 and 2010, respectively. We sell fresh golden berries to our distributors during the picking season which is typically mid-July to mid-November every year. We purchase fresh golden berries from local farmers in Heilongjiang province and sort them into different grades. Only the top-grade golden berries that are freshest and have the best color, shape and aroma are sold as fresh fruit. The rest of the fresh golden berries are further processed into glazed fruits, nectar, or concentrate.

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

Others

Beverages accounted for approximately 4.2% of our total net sales in fiscal years 2010. Beverage products usually require large capital for advertising and special sales and marketing efforts. We decided to cease beverage production in March 2010 and believe that we will be more profitable by focusing on our primary high-end premium products.

New products under development

We plan to further diversify our product mix to cater to different customer tastes and preferences. We are building a new fruit and vegetable power production line, which is expected to become operational in July 2011. We plan to produce tomato and pumpkin powder in the first year of operation of this production line.

Production

Production Facility

Our primary production facility is located in Daqing, Heilongjiang province and started production in 2004. The facility is located on an approximately 24,217-square-meter tract and encompasses approximately 5,998 square meters of plant and warehouse space. We built another processing facility in Mudanjiang, Helongjiang province in August 2008 where a 6,000 ton concentrate juice production line is located.

We currently own and operate five fruit processing lines with an aggregate processing capacity of 17,160 tons. The average utilization rate of our fruit processing lines was approximately 94.5% in fiscal year 2011. Since fresh fruits are difficult to preserve, particularly in the hot season, we generally keep no inventory of fresh fruits during production. We believe the current utilization rate of the fruit processing lines is close to the highest rate we can achieve while maintaining no inventory. Our production is mainly conducted from mid-July to mid-November each year because our primary source fruits are typically harvested during that time and must be processed right away.

To meet the expected growth of our business and to broaden our product offerings, we are currently building a new fruit and vegetable powder manufacturing facility with an expected annual production capacity of approximately 10,000 tons in Daqing. The new facility is funded by proceeds from our preferred stock offering in 2009 and is expected to begin production in July 2011. The new facility will produce tomato, pumpkin and other popular fruit and vegetable powders that can be used as ingredients in a variety of products, including baby food, ready-to-drink mixes, instant soup mixes, snacks and other confectionery items. We plan to build another fruit and vegetable powder production line with an expected annual production capacity of approximately 10,000 tons in Daqing. We are also currently constructing a new factory facility in Zhaoyuan, Helongjiang which will house a new multi-purpose concentrate paste production line with an expected annual production capacity of approximately 9,600 tons. We plan to use this new multi-purpose concentrate paste production line to produce tomato paste initially. As part of our vertical integration strategy, we anticipate not only selling the concentrate paste products to customers, but also using the concentrate paste products as raw materials for our fruit and vegetable powder production line during the non-harvest season. We plan to leverage our established supplier relationship and distributor network to cross sell our new fruit and vegetable powder products and concentrate paste products.

We upgraded our concentrate juice production lines at our facilities in Daqing and Mudanjiang in 2010. The upgrades included the purchase of additional equipment and implementation of more advanced production techniques. We are in the process of upgrading our glazed fruit production line in our Daqing facility and the concentrate juice production line in our Mudanjiang facility, which is expected to be complete before the commencement of the new production season in July 2011. We expect that the upgraded glazed production line will be able to produce dried golden berry. In addition, the planned upgrade to the concentrate juice production line in Mudanjiang is expected to increase its annual production capacity from 6,000 tons to approximately 9,000 tons. We expect the upgrading will result in more efficient use of raw materials and have a favorable impact on gross margin.

Production Process

The processing of our concentrate juice, nectar and glazed fruits begins with the collection of fresh fruits from fruit farmers. Fresh fruits are first sorted and washed after arriving in our facility. Cleaned fresh fruits then go through the following processes to be made into different products.

  Nectar: crush fresh fruits into tiny granules – beat crushed fruits into raw nectar – homogenize raw nectar in a blending tank – pasteurize and sterilize the raw nectar – fill aseptic bags with sterilized nectar.

  Concentrate juice: crush and beat fresh fruits into mashes – press fruit mashes until fruit juice comes out – mix raw fruit juice with proper amount of compound enzyme to remove pectin and starch – filter concentrate fruit juice in three-way concentrators to achieve the target content of soluble solids, acidity and other quality standards as well as no additives – fill the aseptic bags with concentrates.

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

Quality Control

Our production facility has ISO 9001 and HACCP series qualifications. We have established a quality control and food safety management system for the purchase of raw materials, fruit processing, packaging, storage and distribution. We have also adopted internal quality standards that we believe are stricter than the standards mandated by the PRC government. Our quality control team closely monitors and tests the quality of our products to ensure compliance with these standards.

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

All of our products undergo inspection at each stage of the production process, as well as post-production inspection and final checking before distribution for sales. Products in storage or in the course of distribution are also subject to regular quality testing.

Raw Materials and Suppliers

Raw Materials

Our business depends on maintaining a regular, timely and adequate supply of high-quality fresh fruits, which accounted for approximately 79% of our cost of sales in fiscal year 2011. Our facility is strategically located in Heilongjiang province, where an abundant supply of source fruits is available. The close proximity of our facility to the orchards enables us to purchase fresh fruits at a lower cost. Our other raw materials mainly include packing materials (e.g. aseptic bags) and auxiliary processing materials (e.g. sugar and additives) that are widely available.

Suppliers and Supply Arrangements

We employ different procurement strategies to support our rapid growth based on the source fruit type. We coordinate primarily with the local government for the supply of golden berries and rely on a large group of vendors for the supply of other source fruits.

Golden berries in Heilongjiang are mainly grown in four fruit farms. We estimate that the annual output of golden berries at these four fruit farms is approximately 100,000 tons, which accounts for approximately 50% of the total output of golden berries in Heilongjiang province. Our processing volume of golden berries (including those sold as fresh fruits) in fiscal year 2011 was approximately 30,850 tons. We currently purchase a majority of our golden berries from two of these fruit farms -- Hailun and Nehe. It is costly and inefficient to purchase fresh fruits from each individual farmer so we coordinate with the local governments which plan and coordinate the overall fruit planting activities of individual farmers.

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

We generally purchase other source fruits directly from vendors as there is no centralized farm base for these fruits. As an alternative, we have developed a large group of agents who purchase fruits from the local farmers and then re-sell them to us. Our sourcing staff maintains close communication with our agents to ensure their efficiency and loyalty. Our sourcing staff also spends a lot of time developing new agents in the planting area of these fruits. We believe we have established an effective and loyal group of agents who are able to provide us with sufficient fresh fruits to support our growth.

Marketing, Sales and Distribution

Sales and Distribution

We currently sell our products directly to approximately 44 regional distributors in China who then sell the products to various customers, including food processors, supermarkets and wholesale stores. As of March 31, 2011, our sales team consisted of 18 employees. We divide the national market into six regions and assign each region a sales team. Northern China is currently our biggest market, accounting for approximately 54.4% of our total net sales in fiscal year 2011.

We generally require our distributors to pay the full purchase price in cash before we deliver the products. We also offer credit for our products to selected existing distributors with excellent credit records and with whom we maintained long-term business relationships. The credit term is generally up to 45 days. We utilize different pricing policies based on the type of source fruit. For instance, the price of our golden berry products is set based on raw material costs to ensure stable profit margin. We believe that we are a leading golden berry processor in China and the only processor in Northeast China which allows us to have strong pricing power. For products based on other source fruits, we price our products at the prevailing market price.

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

We believe we maintain stable relationships with our distributors, and many of them have been our distributors for more than three years. Our top ten distributors accounted for approximately 71.2% and 64.6% of our total net sales in fiscal year 2011 and 2010, respectively. The biggest distributor accounted for approximately 16.6% and 13.5% of our total net sales in fiscal years 2011 and 2010, respectively. In fiscal year 2011, our two biggest distributors Beijing Huanpenyuan Food Company Limited and Harbin Shengjinlai Economic and Technology Development Company Limited accounted for approximately 16.6% and 13.2% of our total net sales, respectively.

Marketing

As of March 31, 2011, we have four marketing personnel who are responsible for market research, promotion and advertisement. We strengthen our market presence through various types of marketing campaigns. We participate in several domestic and international trade fairs, such as China National Sugar and Alcoholic Commodities Fair and International China Harbin Fair for Trade and Economic Cooperation. These trade fairs help to promote our reputation and name recognition in the industry.

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

Research and Development

Our research and development activities focus on new product development for new premium specialty fruits and quality improvement. In fiscal year 2011, we successfully launched blackcurrant and seabuckthorn concentrate juice and glazed fruit products. After the technology cooperation agreement with Heilongjiang Ba Yi Land Reclamation University (“HLAU”), an agriculture university in China, expired this year, we concentrated on our internal research and development effort. We benefited from our cooperation with HLAU and developed several kinds of fruit and vegetable powder products, including tomato, pumpkin and carrot. We are also doing research and development on dried fruit products and new fruit paste products. We currently have five employees dedicated to research and development.

Newly developed products will be put into production and commercialized when certain criteria are met, including: market demand is material, adequate supplies of raw material are secured to allow for efficient mass production, and production capacity is in place.

Intellectual Property

We believe that our product formulations are proprietary or have proprietary aspects. We have not registered or applied for protections in China for most of our intellectual property or proprietary technologies relating to the formulations of our products. See Item 1A, “Risk Factors—Risks Related to Our Business—Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.” Although we believe that, as of today, patents and copyrights have not been essential to maintaining our competitive market position, we intend to assess appropriate occasions in the future for seeking patent and copyright protections for those aspects of our business that provide significant competitive advantages.

We sell our concentrate juice, glazed fruit and nectar products under the brand of “农珍之冠”. Our chairman Changjun Yu transferred the trademark for “农珍之冠” in both class 29 and class 32 to our company which was approved by the Trademark Office of the State of Administration for Industry and Commerce of China in March 2009. The trademark expires in 2018.

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

Food Hygiene and Safety Laws and Regulations

As a producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

  the PRC Product Quality Law;
  the PRC Food Safety Law;
  the Implementation Rules on the PRC Food Safety Law;
  the Measures of the Administration on the New Food-Additives;

  the Measures of the Filing of the Enterprise Standard of the Food Safety;
  the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises;
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

Our Employees

As of March 31, 2011, we employed a total of approximately 516 full-time employees. The following table sets forth the number of our employees by function.

Department	Number of
Employees
Senior Management	11
Human Resources & Administration	61
Production	348
Procurement	3
Marketing	4
Sales	17
Logistic	36
Research & Development	5
Quality Control	20
Accounting	11
TOTAL	516

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any material work stoppages.

We are required under PRC law to make contributions to the employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Seasonality

As is typical in the fruit processing industry, we experience seasonality in our business. Our fruit processing production lines are mainly carried out from mid-July to mid-November each year because our primary source fruits are typically harvested during that period and must be processed right away. As a result of seasonality in production, our personnel, working capital requirements, cash flow and inventories vary substantially throughout the year. In fiscal year 2011, sales during the second, third and forth fiscal quarters accounted for approximately 26.7%, 25.5% and 36.8% of our total net sales respectively. Generally we experience lesser sales in the first fiscal quarter because of lower demand and decreased inventory levels.

Insurance

We have property insurance for our facility located in Daqing and Mudanjiang City. We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China.

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

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Available Information

Our Internet website address is www.chinanutrifruit.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission, or SEC. Information available on our website is not incorporated by reference in and is not deemed a part of this report. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issues that file electronically with the SEC at www.sec.gov.

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

While the financial crisis has stabilized in China, the global economy remains precarious and faces many challenges, which affect our business in a variety of ways. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, these economic conditions also impact levels of consumer spending, which may remain depressed for the foreseeable future. Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

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

In addition, any adverse publicity or negative public perception regarding particular fruits we use as raw materials, our products, our actions relating to our products, or our industry in general could result in a substantial drop in demand for our products. This negative public perception may include publicity regarding the safety or quality of particular fruits we use as raw materials or products in general, of other companies or of our products specifically. Negative public perception may also arise from regulatory investigations or product liability claims, regardless of whether those investigations involve us or whether any product liability claim is successful against us. We could also suffer losses from a significant product liability judgment against us. Either a significant product recall or negative publicity, involving either our company or our competitors, could also result in a loss of consumer confidence in our products or the food category, and an actual or perceived loss of value of our brands, materially impacting consumer demand.

Any fluctuations in raw material supply and prices may negatively impact our revenue.

A secure supply of principal raw materials is crucial to our operation. Fresh fruits accounted for approximately 79% of our cost of sales in fiscal year 2011. The per unit costs of producing our products are subject to the supply and price volatility of raw materials, especially fresh fruits which are affected by factors such as weather, growing conditions and pests that are beyond our control. According to the BBIC Report, approximately 20-30% of fruit grown in China is lost. Historically, we have been able to meet our fresh fruit supply needs by building our processing facilities in close proximity to orchards and by collaborating with local government and establishing an effective group of vendors. Increases in the price of fresh fruits would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or changes in our product mix.

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

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As with other manufacturers of fruit based products, we are also exposed to risks associated with product liability claims if the consumption of our products results in injury or death. Although our products have not been the subject of any product liability claims, if any such claims are brought against us, we cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. We do not have product liability insurance and have not made provisions for potential product liability claims. Therefore, we may not have adequate resources to satisfy a judgment if a successful claim is brought against us. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim and our brand image and reputation would suffer. Finally, serious product quality concerns could result in governmental actions against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Some of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

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

We do not sell our products directly to end customers. Instead, we rely on third-party distributors for the sale and distribution of our products. As of March 31, 2011, this network consisted of approximately 44 distributors. We typically do not enter into long-term agreements with distributors and have no control over their everyday business activities. To the extent that our distributors are detracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside of our control. Some of these factors include: (i) the level of demand for our brand and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time ordered by distributors.

There can be no assurance that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Furthermore, a shortage of adequate working capital may make it impossible for us to do so. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely effect our revenues and financial results.

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

A large percentage of our net sales has been derived from sales to a limited number of distributors, and our business will suffer if sales to these distributers decline.

A significant portion of our net sales historically has been derived from a limited number of distributors. Our top ten distributors accounted for approximately 71.2% and 64.6% of our total net sales in fiscal year 2011 and 2010, respectively. In fiscal year 2011, our two biggest distributors Beijing Huanpenyuan Food Company Limited and Harbin Shengjinlai Economic and Technology Development Company Limited accounted for approximately 16.6% and 13.2% of our total net sales, respectively. Any significant reduction in demand for products manufactured by any of these major distributors and/or their customers and any decrease in their demand for our products could harm our sales and business operations. The loss of one or more of these distributors could damage our business, financial condition and results of operations.

Failure to execute our business expansion plan could adversely affect our financial condition and results of operations.

We are currently building a new fruit and vegetable powder facility in Daqing and a new factory facility in Zhaoyuan with a new multi-purpose concentrate paste production line. We also plan to build another fruit and vegetable powder production line with an expected annual production capacity of approximately 10,000 tons in Daqing. Our decision to increase our production capacity was based in part on our projections of market reception, increases in our sales volume and growth in the size of the premium specialty fruit and vegetable based product market in China. If actual customer demand does not meet our projections, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and adversely affect our financial condition and results of operations. Our future success depends on our ability to expand our business to address growth in demand for our current and future products. Our ability to add production capacity and increase output is subject to significant risks and uncertainties, including:

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

Our business is highly seasonal in production, reflecting the harvest season of our primary source fruits during the months from mid-July to mid-November. Typically, a substantial portion of our revenues are earned during our second, third and forth fiscal quarters. We generally experience lowest revenues during our first fiscal quarter. Sales in the second, third and forth fiscal quarters accounted for approximately 26.7%, 25.5% and 36.8% of our total net sales for the fiscal year ended March 31, 2011, respectively. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance and evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net sales for the fiscal year ended March 31, 2011 to $87.0 million from $56.4 million for fiscal year 2009. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

Our growth strategy may require additional capital that may not be available on favorable terms or at all.

We have, in the past, sold our common stock to raise additional capital. Our business expansion requires significant capital and although we believe that our current cash and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs, we may, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. If we are unable to generate sufficient cash flow from operating activities or obtain funds for required payments of interest and principal on such additional indebtedness, or if we fail to comply with our debt covenants, we will be in default. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Changjun Yu, our Chairman and Chief Executive Officer and Colman Cheng, our Chief Financial Officer. None of these key management members currently owns any shares of common stock or any other equity interest in the Company. Although they have signed employment agreements with our subsidiary Fezdale which include a non-competition provision which prohibits them from engaging in the food processing industry during the term of the agreement and for two years after the termination of employment, such employment agreements can be terminated at will. If we lose any of these key employees and are unable to find a qualified replacement in a timely manner, our business will be negatively impacted. In addition, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

The concentration of ownership of our securities by our controlling stockholders who do not participate in the management of our business can result in stockholder votes that are not in our best interests or the best interests of our minority stockholders.

Mr. Yiu Fai Kung and Mr. Kwan Mo Ng, collectively beneficially own approximately 79% of our outstanding voting securities, giving them controlling interest in the Company. However, neither Mr. Kung nor Mr. Ng is an executive officer or director of the Company and is not a participant in any way in the day to day affairs of the Company. Mr. Kung and Mr. Ng may have little or no knowledge of the details of the Company’s operations and do not participate in the corporate governance of the Company. In addition, this concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products under “农珍之冠”. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or “SOX 404”, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to the operating effectiveness of the company’s internal controls. As a smaller reporting company, we are currently exempt from the auditor attestation requirements. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no positive assurance that we will receive a positive attestation from our independent auditors, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make most of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and most of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiary.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. Substantially all of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Grandall Legal Group, our counsel as to PRC law, has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

Substantially all our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their respective annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of their respective registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

Our ability to conduct foreign-exchange activities in the PRC is subject to uncertainties surrounding the interpretation of SAFE regulations, one of which is Circular 75. Under the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (as amended and supplemented, “Circular 75”), PRC residents must register with a local branch of SAFE (1) before they establish or gain control of an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when they contribute their assets or equity interests in a domestic enterprise to an SPV or engage in overseas financing after contributing assets or equity interests to an SPV; and (3) when their SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition. If any PRC resident who holds stock in an SPV fails to make the required SAFE registration and make any amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore SPV. Failure to comply with the SAFE registration and amendment registration requirements described above could result in liability for evading PRC laws applicable to foreign exchange restrictions.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the “M&A Rule”, which became effective on September 8, 2006 and was amended on June 22, 2009. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction and in some situations, require approval of MOFCOM when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires MOFCOM antitrust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor must provide the PRC tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfer.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through the “abuse of form of organization” and there are no reasonable commercial purposes for such form with the result that the corporate income tax liability is avoided, the PRC tax authorities shall have the power to reassess the nature of the equity transfer in accordance with the “substance-over-form” principle and deny the existence of an offshore holding company that is used for tax planning purposes.

“Income derived from equity transfers” as mentioned in this circular refers to income derived by nonresident enterprises from direct or indirect transfers of equity interest in China resident enterprises, excluding shares in Chinese resident enterprises that are bought and sold openly on the stock exchange.

While the term “indirectly transfer” is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant PRC tax authorities have not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the offshore country (jurisdiction) and to what extent and the process of the disclosure to the PRC tax authority in charge of that Chinese resident enterprise. Meanwhile, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if our company complies with the Circular 698.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, detailed measures on imposition of tax from non-domestically incorporated resident enterprises are still unavailable. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow.

First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent reasonably possible. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

The market price of our stock may be affected by low volume.

Although our common stock is traded on the NYSE Amex, the trading volume of our common stock has generally been low. Reported average daily trading volume in our common stock for the three month period ended June 20, 2011 was approximately 20,633 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for our stockholders to sell their shares of common stock at a price that is attractive to them.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.      PROPERTIES.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We were granted land use rights from the PRC government for approximately 24,217 and 37,309 square meters of land located at No. 3, Xin Fa Street, Daqing Hi-tech Industrial Development Zone, Daqing City and Bei Dian Village, Wu Lin Town, Lin Kou County, Mudangjiang City, respectively. The land use rights of these two parcels of land will expire on May 19, 2055 and February 28, 2058, respectively.

We recently acquired the land use right for approximately 41,000 square meters of land located in Daqing to build our new fruit and vegetable powder manufacturing facility. The new facility is expected to begin production in July 2011 and will produce tomato, pumpkin and other popular fruit and vegetable powders that can be used as ingredients in a variety of products, including baby food, ready-to-drink mixes, instant soup mixes, snacks and other confectionery items. The land use right will expire in 2061.

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

	Closing Bid Prices(1)
	High	Low
Year Ended March 31, 2011
1st Quarter	$3.67	$3.05
2nd Quarter	3.24	2.60
3rd Quarter	3.15	2.70
4th Quarter	3.60	2.65

Year Ended March 31, 2010
1st Quarter	$4.00	$2.69

	Closing Bid Prices(1)
	High	Low
2nd Quarter	4.50	3.27
3rd Quarter	4.26	3.00
4th Quarter	4.67	3.63

________________________________
(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.finance.yahoo.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of June 20, 2011, there were approximately 473 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

Other than dividends paid by our subsidiary Longheda to its shareholders before our acquisition of Fezdale, we have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 19, 2010, our board of directors approved the China Nutrifruit Group Limited 2010 Equity Incentive Plan, which was amended on December 10, 2010. On January 12, 2011, our shareholders approved the plan at the Company’s annual meeting of shareholders. As of the date of this report, the Company has not issued any securities under such plan.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended March 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

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

Overview

We are a leading producer of premium specialty fruit based products in China. We are primarily engaged, through our indirect Chinese subsidiaries, in developing, processing, marketing and distributing a variety of food products processed primarily from premium specialty fruits grown in Northeast China, mainly including golden berry, crab apple, blueberry, raspberry, blackcurrant and seabuckthorn. Our primary product offering includes concentrate juice, nectar, glazed fruits, concentrate pulp as well as fresh fruits.

We sell our products through an extensive nationwide sales and distribution network covering 18 provinces in China. As of March 31, 2011, this network was comprised of approximately 44 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit supermarkets.

Our manufacturing facilities are located in Daqing City and Mudanjiang City, Heilongjiang Province, China where an abundant supply of various premium specialty fruits is readily available. We currently have five fruit processing lines with an aggregate capacity of 17,160 tons.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth of China’s fruit processing industry. We believe that the recent growth in processed fruit product consumption in China is largely attributable the increased affordability of processed fruit products and increased health and wellness consciousness in China. We expect these factors to continue to drive industry growth, especially in our primary markets – premium specialty processed fruit products. Such growth will not only increase the overall market size for processed fruit products, but will also benefit companies that are well positioned to sell in these markets.

  Product Offering and Pricing. Processed fruit products including concentrate juice, glazed fruit, nectar and concentrate pulp have been, and are expected to remain, our primary product offering. Our processed fruit products accounted for approximately 97.4% and 92.8% of our total net sales for fiscal years ended March 31, 2011 and 2010, respectively. The gross margin for our processed fruit products was approximately 47.0% for the fiscal year ended March 31, 2011. We plan to continue to focus on our higher margin processed fruit products and further expand our product portfolio in the future. Because we have strong bargaining power on golden berry products, we generally closely tie the pricing of gold berry products to the raw material prices to ensure a stable profit margin. We price our other products with reference to the prevailing market price.

  Fluctuations in Raw Material Supply and Prices. The per unit cost of producing our products is subject to the supply and price volatility of raw materials, especially fresh fruits which are affected by factors such as weather, growing conditions and pests that are beyond our control. Fresh fruits accounted for approximately 79% of our total cost of sales in fiscal year 2011. Historically, we have been able to meet our fresh fruit supply needs by building our processing facilities in close proximity to orchards and by collaborating with local government and establishing an effective group of vendors. Increases in the price of fresh fruits would negatively impact our gross margins if we are not able to offset such price increases through increases in our selling price or change in product mix.

  PRC Government Policy Promoting the Development of the Fruit Processing Industry. In the PRC central government’s eleventh five-year guideline, the central government emphasized its determination to solve the problems of farmers, boost modern agriculture and increase rural affluence. After the onset of the economic crisis in late 2008, the Ministry of Agriculture also stated its objective to promote fruit processing and fruit commercialization. We believe that our business model is structured within the framework of these Ministry of Agriculture initiatives and that government policies will continue to have a positive impact on the sale of our products.

  Expansion of our production capacity. We believe expansion of our capacity is needed to satisfy increased demand for our products. The average utilization rate for our five fruit processing production lines was approximately 94.5% in fiscal year 2011. In order to increase our production capacity, we plan to make capital investments to build additional production lines to satisfy the projected demand for our products.

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2011		March 31, 2010
	In	As a	In	As a
	Thousands	Percentage	Thousands	Percentage
	(audited)	of Net Sales	(audited)	of Net Sales
Net sales	$86,954	100.0%	$72,917	100.0%
Costs of sales	46,137	53.1%	39,656	54.4%
Gross profit	40,817	46.9%	33,261	45.6%
Selling expenses	3,100	3.6%	3,547	4.9%
General and administrative expenses	4,354	5.0%	3,977	5.5%
Interest expenses	5	-	-	-
Other income	85	0.1%	70	0.1%
Gain on disposal of property and equipment	-	-	290	0.4%
Income before income taxes	33,444	38.5%	26,098	35.8%
Income taxes	8,700	10.0%	6,849	9.4%
Net income	24,743	28.5%	19,249	26.4%
Earnings per share:
Basic	$0.66		$0.52
Diluted	$0.62		$0.51

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on an exchange rate of RMB6.73 to $1 for the fiscal year ended March 31, 2011 and the rate of RMB6.84 to $1 for the fiscal year ended March 31, 2010.

Net Sales

Net sales increased $14.0 million, or 19.3%, to $86.9 million in fiscal year 2011 from $72.9 million in fiscal year 2010. The increase was mainly attributable to the increased sales volume of our products, especially our glazed fruit and concentrate pulp products. Market demand for our products remained strong in fiscal year 2011, due in part to growth in the health conscious urban population and a rise in per capita disposable income in China. Sales of glazed fruit and concentrate pulp grew significantly from $16.6 million and $9.4 million, respectively, in fiscal year 2010 to $22.3 million and $13.5 million, respectively, in fiscal year 2011. Our new glazed fruit production line started operation in December 2009 and we produced more glazed fruit products in fiscal year 2011 as compared to last fiscal year. In addition, sales of concentrate juice products increased from $34.7 million in fiscal year 2010 to $41.7 million in fiscal year 2011, primarily due to the increased per unit sales price resulting from the increased cost of our source fruits crab apple, blueberry and raspberry. We continuously monitor our pricing policies and have generally been able to pass the increased raw material costs to our customers. We also benefited from our new products, blackcurrant and seabuckthorn glazed fruit and concentrate juice which were launched during fiscal year 2011 and were well received by the market. In fiscal year 2011, we generated approximately $4.3 million of net sales from our new blackcurrant and seabuckthorn glazed fruit products and $2.8 million of net sales from our blackcurrant and seabuckthorn concentrate juice products, respectively.

The following table sets forth percentage of net sales generated by each product for the fiscal years ended March 31, 2011 and 2010:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2011		March 31, 2010
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$2,243	2.6%	$2,221	3.0%
Glazed fruit	22,289	25.6%	16,622	22.8%
Nectar	7,231	8.3%	6,961	9.5%
Concentrate juice	41,707	48.0%	34,671	47.6%
Concentrate pulp	13,484	15.5%	9,377	12.9%
Beverage	-	-	3,065	4.2%
Total	$86,954	100.0%	$72,917	100.0%

Cost of Sales

Cost of sales increased $6.5 million, or 16.3%, to $46.1 million in fiscal year 2011 from $39.7 million in fiscal year 2010. This increase was primarily due to, and consistent with, the increase in our sales volume. As a percentage of net sales, our cost of sales decreased to 53.1% in fiscal year 2011 from 54.4% in fiscal year 2010. The percentage decrease was mainly due to the change in product mix. We sold a higher percentage of glazed fruit products in fiscal year 2011, which generally had a lower per unit cost as compared to our concentrate juice and concentrated pulp products.

Gross Profit and Gross Margin

Gross profit increased $7.5 million to $40.8 million in fiscal year 2011 from $33.3 million in fiscal year 2010. Gross profit as a percentage of net sales was 46.9% and 45.6% for fiscal years 2011 and 2010, respectively. The modest increase in gross margin was mainly due to the change in product mix. In fiscal year 2011, a bigger percentage of our net sales was generated from sales of higher margin glazed fruit products.

The gross margins for concentrate juice, glazed fruit, nectar and concentrate pulp products for fiscal year 2011 were 42.8%, 54.0%, 67.5% and 37.1%, as compared to 43.4%, 52.6%, 68.3% and 31.8% for the same period last year, respectively. The average gross margin of our concentrate juice products decreased slightly as compared to fiscal year 2010 mainly because of the slightly lower average sales price of the blueberry concentrate juice products in fiscal year 2011. The gross margin for our glazed fruit products increased in fiscal year 2011 mainly because both of our glazed fruit production lines ran in full capacity during our harvest season in fiscal year 2011 and we were able to produce more glazed fruit products using fresh fruits which are generally cheaper than frozen fresh fruit. In contrast, in fiscal year 2010, we used more frozen fresh fruit for the production of glazed fruit products because our new glazed fruit production line started operation during the non-harvest season. We used frozen fresh fruit during the non-harvest season in order to maximize the utilization rate of our glazed fruit production line and increase sales volume. The gross margin for concentrate pulp products increased in fiscal year 2011 mainly because the sales price for pear concentrate pulp in the China market increased significantly during the 2011 fiscal year as compared to last fiscal year.

Selling and General and Administrative Expenses

Selling and general and administrative expenses decreased $69,774, or 0.9%, to $7.5 million in fiscal year 2011 from $7.5 million in fiscal year 2010 mainly due to the decrease of selling expenses as discussed below.

Selling expenses decreased $447,152, or 12.6%, to $3.1 million in fiscal year 2011 from $3.5 million in fiscal year 2010. As a percentage of net sales, our selling expenses decreased to 3.6% in fiscal year 2011 from 4.9% in fiscal year 2010. Due to well established relationships with our existing customers, we received repeat orders with higher volume from our existing clients, which led to lower sales related expenses for fiscal year 2011. In addition, we incurred less selling expenses due to the cessation of the production and sale of beverage products in fiscal year 2011.

General and administrative expenses increased $377,378, or 9.5%, to $4.4 million in fiscal year 2011 from $4.0 million in fiscal year 2010. As a percentage of net sales, general and administrative expenses decreased to 5.0% in fiscal year 2011, as compared to 5.5% in fiscal year 2010. The slight dollar increase in general and administrative expenses was mainly attributable to the increase in staff salary and benefits, and depreciation expenses incurred in connection with our new glazed fruit production line which became operational in December 2009. The percentage decrease was mainly attributable to economy of scales and effective cost control over our general and administrative expenses during the year.

Interest Expenses

We incurred $4,912 of interest expense for the fiscal year ended March 31, 2011. We had no interest expense in fiscal year 2010.

Income before Income Taxes

Income before income taxes increased $7.3 million, or 28.1%, to $33.4 million in fiscal year 2011 from $26.1 million in fiscal year 2010. Income before income taxes as a percentage of net sales increased from 35.8% in fiscal year 2010 to 38.5% in fiscal year 2011. The percentage increase was primarily attributed to the increase in sales volume and gross margin.

Provision for Income Taxes

Our provision for income taxes was $8.7 million and $6.9 million for the fiscal years ended March 31, 2011 and 2010, respectively. The increase was mainly due to an increase in net income before income tax. As a percentage of net sales, provision for income taxes increased from 9.4% for the 2010 fiscal year to 10.0% for the 2011 fiscal year.

We file separate tax returns in the United States and China. Income taxes of our PRC subsidiary are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for Longheda is 25%.

All our business operations are done through our PRC subsidiaries and we may rely on dividends from our PRC operating subsidiaries. The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise. For a detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk factors—Risks Related to Doing Business in China— Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Net Income

Net income increased $5.5 million, or 28.5%, to $24.7 million in 2011 from $19.3 million in 2010, as a cumulative effect of all of the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $43.5 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Fiscal Year Ended March 31,
	2011	2010
Net cash provided by operating activities	$25,790	$21,667
Net cash used in investing activities	(20,686)	(1,701)
Net cash provided by financing activities	1,066	11,283
Effect of exchange rate on cash and cash equivalents	1,378	(24)
Cash and cash equivalents at beginning of the period	35,994	4,769
Cash and cash equivalents at end of period	43,542	35,994

Operating Activities

Net cash provided by operating activities was $25.8 million in fiscal year 2011, an increase of $4.1 million, or 19.0% from $21.7 million net cash provided by operating activities in fiscal year 2010. Net cash provided by operating activities for the 2011 fiscal year was mainly attributable to our net income of $24.7 million.

Investing Activities

Net cash used in investing activities was $20.7 million in fiscal year 2011, as compared to $1.7 million in fiscal year 2010. In fiscal year 2011, we spent approximately $5.9 million and $10.6 million in the construction of the new fruit and vegetable powder factory and as advance payment for assembling the fruit and vegetable powder production line, respectively. In addition, we spent approximately $4.3 million in upgrading our concentrate juice production line in the first quarter of fiscal year 2011.

Our cash used in investing activities during fiscal year 2010 was primarily for the purchase of a new glazed fruit production line in December 2009 for approximately $2.7 million, which was partially offset by the proceeds from disposal of the beverage production line of approximately $1.0 million.

Financing Activities

Net cash provided by financing activities was approximately $1.1 million in fiscal year 2011, as compared to $11.3 million in fiscal year 2010. In September 2010, we made a dividend payment in the aggregate amount of $809,550 to holders of our Series A Convertible Preferred Stock in accordance with its terms and received a return of $931,630 from the dividend holdback escrow account established in connection with the private placement of the Series A Convertible Preferred Stock. We also received an approximately $0.9 million advance from a director for the operating working capital for Daqing Senyang.

Net cash provided by financing activities in fiscal year 2010 was mainly attributable to the receipt of $12.2 million in net proceeds from a private placement financing transaction which closed in October 2009. On October 8, 2009, we completed a private placement of Series A Convertible Preferred stock and warrants and issued 403,418 units at a purchase price of $33.00 per unit for gross proceeds of $13,309,000. Each unit consists of one share of our newly-designated Series A Convertible Preferred Stock, par value $0.001 per share, and one warrant to purchase 2.5 shares of our common stock. The warrants are immediately exercisable at a per share price of $3.30 (subject to customary adjustments) and have a term of four years.

Capital Expenditures

Our capital expenditures were $20.7 million and $2.7 million for the fiscal years ended March 31, 2011 and 2010, respectively. Our capital expenditures were mainly used to upgrade and expand our production capacity. Our planned capital expenditures for the fiscal year ending March 31, 2012 will be for upgrading existing production lines and expanding production capacity. However, our actual capital expenditure may differ depending on our cash flow status.

On February 23, 2010, we entered into a $0.96 million revolving credit facility with the Heilongjiang Rural Credit Union with a term of three years. This facility is secured by our land and buildings located in Daqing City. On February 25, 2010, we entered into another $1.31 million revolving credit facility with the Longjiang Bank with a term of two years. This facility was secured by our land and buildings in Mudanjiang City. Both facilities are for our working capital needs during our production season. As of the date of this report, we did not draw down on either facility and did not have any outstanding bank loan.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months. We may require additional cash resources due to changing business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Trade accounts receivable

In the normal course of business the Company extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Company evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at March 31, 2011 (2010: nil) was recorded.

Inventories

The cost of finished products inventories includes raw materials, direct labor and indirect production costs. Inventories are stated at the lower of cost or market. The Company uses first-in, first-out methods to value its inventories. During the idle production period, overhead costs include depreciation are treated as current-period charges, which are expensed to general and administrative expense instead of cost of sales.

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings –20 years; leasehold improvements – 10 years; machinery – 10 years; furniture, fixtures and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property and equipment was $2,372,023 and $1,590,023 for the years ended March 31, 2011 and 2010, respectively. During the idle period of the plant, depreciation is treated as current-period charges, which charge directly to general and administrative expense.

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

Impairment of long-lived assets

Long-lived assets, except indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of the Company’s land located in the PRC is considered to be leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use agreements on a straight-line basis, which is 50 years.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) clarifies the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of US GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Management believes other recent accounting pronouncements issued by the FASB and the SEC do not have a material impact on the Company’s present or future financial statements.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

The harvest season for our source fruits is generally from mid-July to mid-November every year. As fruits collected cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested. Our fruit processing production is generally busiest from mid-July to mid-November every year.

We will generally experience higher sales in the second, third and fourth fiscal quarters mainly due to distributors’ (i) efforts to obtain adequate supply of our fruit processing products before the fruit supply diminishes after production ceases in November; and (ii) anticipation of higher demand for processed fruit products as a result of festive seasons, such as the Middle Autumn festival, Christmas and the Chinese New Year which were in the second, third and fourth quarter of our fiscal year.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of March 31, 2011 and 2010 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of March 31, 2011, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Changjun Yu	39	Chairman, Chief Executive Officer, President
Jingfu Li	68	Director
Chun Wai (Tony) Chan	39	Director
William Haus	48	Director
Jizeng Zhang	63	Director
Colman Cheng	43	Chief Financial Officer, Treasurer and Secretary
Aijun Wang	46	Vice President of Sales

Changjun Yu. Mr. Yu is the founder of our subsidiary Longheda and has served as the chairman of our board of directors since the completion of the reverse acquisition of Fezdale on August 14, 2008. On July 3, 2010, Mr. Yu was elected as our chief executive officer and president. Mr. Yu has been the chairman of our subsidiary Longheda since its formation in 2004. From 2001 to 2003, Mr. Yu was the vice president of sales of Haerbin Shengjinlai Economic and Technology Development Co. Ltd. From 1997 to 2000, he served as the vice president of production and then vice president of sales of Shandong Qingzhou Dajinxing Aviation Beverage Co. Ltd. Mr. Yu has over 15 years of experience in the food industry. Mr. Yu was selected to serve as a director on the board in connection with his leadership, business management skills as well as vision and strategic experience, which he has acquired from his management roles in prior years. Mr. Yu has not held any other public company directorship during the past five years.

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

Chun Wai (Tony) Chan. Mr. Chan has extensive experience in general assurance and business advisory services in both Hong Kong and China. Moreover, Mr. Chan has extensive experience in public listings in Hong Kong and Singapore, mergers and acquisition as well as corporate finance. Mr. Chan is a Certified Public Accountant in Hong Kong, Australia and an International Associate of American Institute of CPAs. Since 2004, Mr. Chan has been working as a director of a CPA practice. He holds a Master’s degree in business administration. Mr. Chan is the independent non-executive director of four public companies listed on the Hong Kong Stock Exchange: Hans Energy Company Limited, Honbridge Holdings Limited, Oriental City Group Holdings Limited and Wai Chun Mining Industry Group Company Limited. Mr. Chan was appointed as our independent director on June 11, 2009 and is the chairman of our Audit and Governance and Nominating Committee. Mr. Chan was selected to serve as a director on our board in connection with his substantial experience in general assurance and business advisory and experience as directors of several public companies, which provided him with a unique perspective on accounting and financial reporting expertise. Other than noted above, Mr. Chan has not held any other public company directorship during the past five years.

William P. Haus, CFA. Mr. Haus has extensive experience in business and finance for public companies as well as China-based companies. From August 2008 to February 2010, Mr. Haus was the Chief Executive Officer and director of CS China Acquisition Corporation, a special purpose acquisition corporation which completed a business combination with a China-based private company. Over the past 28 years, Mr. Haus has worked in a variety of roles in analyzing companies and evaluating companies as potential investments. From September 2005 to May 2008, Mr. Haus was an Analyst for The Pinnacle Fund & The Pinnacle China Fund, both of which were funds focused on investment opportunities in the United States and China. From March 2000 to September 2005, Mr. Haus was the Senior Equity Research Analyst covering the Healthcare Information Technology and Pharmaceutical Outsourcing industries, for Advest, Inc. and Stanford Financial Group, both securities brokerage firms. Currently, Mr. Haus is manager of Haus Capital Management, LLC, a Texas-based company focused on making equity investments in growth companies. Mr. Haus graduated from the State University of New York College at Fredonia with a B.S. in business administration and a B.A. in economics and received a Master of Business Administration (MBA) from Boston University. He is a Chartered Financial Analyst (CFA) and member of the CFA Institute. Mr. Haus is also independent director of China Valves Technology, Inc. (NASDAQ: CVVT) and THT Heat Transfer Technology, Inc. (NASDAQ: THTI). Mr. Haus’ experiences in analyzing, investing, and consulting with China-based, U.S. listed companies and other skills allow him to contribute to our company as an independent director of our company. Mr. Haus was appointed as the Company’s director on June 11, 2009 and he is the chairman of the Company’s Compensation Committee. Other than noted above, Mr. Haus has not held any other public company directorship during the past five years.

Jizeng Zhang. Mr. Zhang joined our subsidiary Longheda in 2004 as the administration supervisor and was subsequently promoted to be the administrative officer in 2005. He is responsible for the Company’s daily administrative duties. Mr. Zhang has over 24 years of experience as a police officer in Inner Mongolia where his most recent position was the Head of Police Department at Da Yang Shu County, Inner Mongolia. From the experience of being the Head of Police Department, Mr. Zhang provided a very effective administrative control to the Company. Mr. Zhang has not held any other public company directorship during the past five years.

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

Mr. Cheng received a bachelor’s degree in Accounting from Edith Cowan University in Australia and is an associate member of both the Hong Kong Institute of Certified Public Accountants and CPA Australia. Mr. Cheng has not held any public company directorship during the past five years.

Aijun Wang. Mr. Wang joined China Nutrifruit as a sales manager in July 2010 and became our vice president of sales in October 2010. Prior to joining China Nutrifruit, he served as general manager of sales at Mudanjiang Jianxin Cement Limited. Mr. Wang also worked at Mudanjiang Cement Lime Mining for approximately 20 years, most recently as mine manager, responsible for operations. He holds a bachelor’s degree in economics and management from the Chinese Central Communist Party University.

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

Board Composition and Committees

The Company is governed by the board of directors that currently consists of five members: Changjun Yu, Jizeng Zhang, William Haus, Chun Wai (Tony) Chan and Jingfu Li. Since June 2009, the Board has established three Committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which is available on the Company’s website http://chinanutrifruit.com/CorporateGovernance.html. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, China Nutrifruit Group Limited, 5th Floor, Chuangye Building, Chuangye Plaza, Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone, Daqing, Heilongjiang, People’s Republic of China, 163316.

Audit Committee

Our Audit Committee consists of Chun Wai (Tony) Chan, William Haus, and Jingfu Li, each of whom is “independent” as that term is defined under the NYSE Amex Company Guide. Mr. Chan serves as the chairman of our Audit Committee. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Our board of directors has determined that Mr. Chan qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and that he is financially literate and independent in accordance with the requirements of the SEC and the NYSE Amex.

The Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;

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

Compensation Committee

Our Compensation Committee consists of Chun Wai (Tony) Chan, William Haus and Jingfu Li, each of whom is “independent” as that term is defined under the NYSE Amex Company Guide. Mr. Haus serves as the chairman of our Compensation Committee. Our Compensation Committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;

  reviewing and making recommendations to the board with respect to the compensation of our directors;

  reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

  reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

The Compensation Committee has sole authority to retain and terminate outside counsel, compensation consultants retained to assist the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms’ fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee. The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendations rests solely with the Compensation Committee.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Chun Wai (Tony) Chan, William Haus, and Jingfu Li, each of whom is “independent” as that term is defined under the NYSE Amex Company Guide. Mr. Chan serves as the chairman of our Governance and Nominating Committee. The Governance and Nominating Committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees. The Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

  reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

  identifying and recommending to the board the directors to serve as members of the board’s committees; and

  monitoring compliance with our code of business conduct and ethics.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all directors, officers and employees of the Company, including principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 10-K filed on June 15, 2009. The code of ethics is available on our website at http://www.chinanutrifruit.com/CorporateGovernance.html. During the fiscal year ended March 31, 2011, there were no waivers of our code of ethics.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table – 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Changjun Yu CEO and President	2011	116,449	-	-	-	-	116,449
	2010	87,741	-	-	-	-	87,741
Jinglin Shi, CEO and President*	2011	22,394	-	-	-	-	22,394
	2010	83,586	-	-	-	-	83,586

*

Mr. Shi resigned from all positions he held with the Company on July 3, 2010 due to personal reasons and our chairman Changjun Yu replaced Mr. Shi as the new chief executive officer and president of the Company.

Employment Agreements

On July 3, 2010, our subsidiary Fezdale entered into an employment agreement with Changjun Yu, our chairman and newly appointed Chief Executive Officer and President. Under the employment agreements, as amended, Mr. Yu will receive an annual salary of RMB 960,000. Mr. Yu is subject to customary confidentiality and non-competition covenants as provided in the employment agreement.

On July 30, 2008, our subsidiary Fezdale entered into an employment agreement with Jinglin Shi, our former Chief Executive Officer and President. Under the employment agreement, Fezdale agreed to pay Mr. Shi an annual salary of RMB 600,000 and Mr. Shi agreed to be subject to customary confidentiality and non-competition covenants. On July 3, 2010, Mr. Shi resigned from all positions he held with the Company due to personal reasons and our chairman Changjun Yu replaced Mr. Shi as the new chief executive officer and president of the Company. Mr. Shi did not receive any severance payment in connection with his resignation.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended March 31, 2011:

				Non-Equity
				Incentive Plan	All Other
	Fees Earned or	Stock	Option	Compensation	Compensation
Name	Paid in Cash ($)	Awards ($)	Awards ($)	($)	($)	Total ($)
Chun Wai (Tony) Chan	20,000	-	-	-	-	20,000
William Haus	24,000	-	-	-	-	24,000
Jingfu Li	8,958	-	-	-	-	8,958

Chun Wai (Tony) Chan, William Haus and Jingfu Li were appointed as our directors effective as of June 11, 2009. We entered into separate indemnification agreements with each of them. Under the terms of the indemnification agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

On June 11, 2009, we entered into independent director agreement with each of Chun Wai (Tony) Chan, William Haus and Jingfu Li. Under the terms of the agreements, the Company agreed to pay Mr. Chan an annual fee of $20,000, Mr. Haus an annual fee of $24,000 and Mr. Li an annual fee of RMB 60,000, as compensation for the services provided by them as directors of the Company. The payment will be made on a quarterly basis.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of June 20, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of China Nutrifruit Group Limited, 5th Floor, Chuangye Building, Chuangye Plaza, Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone, Daqing, Heilongjiang, China 163316.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Changjun Yu	Chairman, CEO, and President	Common stock, $0.001 par value	0	*
Jizeng Zhang	Director	Common stock, $0.001 par value	0	*
Jingfu Li	Director	Common stock, $0.001 par value	0	*
Tony Chan	Director	Common stock, $0.001 par value	0	*
William Haus	Director	Common stock, $0.001 par value	30,000 (3)	*
Colman Cheng	Chief Financial Officer, Treasure and Secretary	Common stock, $0.001 par value	0	*
Aijun Wang	Vice President of Sales	Common stock, $0.001 par value	0	*
All officers and directors as a group (7 persons named above)		Common stock, $0.001 par value	30,000 (3)	*
5% Security Holders
Yiu Fai Kung (4)		Common stock, $0.001 par value	21,116,815	57.2%
Honouryear Limited (5)		Common stock, $0.001 par value	15,517,217	42.0%
Bestsucceed Limited (6)		Common stock, $0.001 par value	7,892,063	21.4%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.

(2)

A total of 36,915,762 shares of Common Stock as of June 20, 2011 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 30,000 shares that vested on July 31, 2010.

(4)	Includes 15,517,217 shares owned by Honouryear Limited of which Yiu Fai Kung is the director and sole owner and has voting and investment control over the securities held by it.

(5)	Yiu Fai Kung is the director and sole owner of Honouryear Limited and has voting and investment control over the securities held by it.

(6)	Kwan Mo Ng is the director and sole owner of Bestsucceed Limited and has voting and investment control over the securities held by it.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors approved the China Nutrifruit Group Limited 2010 Equity Incentive Plan on October 19, 2010 which was amended on December 10, 2010 and approved by our shareholders on January 12, 2011. We have not issued any securities under the plan as of the date of this report.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, since the beginning of the 2010 fiscal year, there have not been any transaction, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

On January 6 and 26, 2011, our chairman, CEO and president Changjun Yu loaned RMB 4,000,000 and RMB 2,200,000 (approximately $946,550 in total) to our subsidiary Daqing Senyang for working capital purpose, respectively. The loan is unsecured, interest free and payable on demand.

Promoters and Certain Control Persons

Since the beginning of the last fiscal year, there have not been any transaction, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Director Independence

Our board of directors is currently composed of 5 members, of which Chun Wai (Tony) Chan, Jingfu Li and William Haus are “independent” as that term is defined by the rules and regulations of the NYSE Amex. All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty to act in good faith in our interest.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended March 31,
	2011	2010
Audit Fees	$416,148	$241,268
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$416,148	$241,268

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

     PART IV

 ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The consolidated financial statements filed as part of this report are located as set forth in the index on page F-1 of this report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 22, 2011

CHINA NUTRIFRUIT GROUP LIMITED

By:	/s/ Changjun Yu
Changjun Yu
Chief Executive Officer and President

By:	/s/ Colman Cheng
Colman Cheng
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Changjun Yu and Colman Cheng, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Changjun Yu	Chairman, Chief Executive Officer and President	June 22, 2011
Changjun Yu	(Principal Executive Officer)

/s/ Colman Cheng	Chief Financial Officer	June 22, 2011
Colman Cheng	(Principal Financial and Accounting Officer)

/s/Jizeng Zhang	Director	June 22, 2011
Jizeng Zhang

/s/ Chun Wai Chan	Director	June 22, 2011
Chun Wai Chan

/s/ William Haus	Director	June 22, 2011
William Haus

/s/ Jingfu Li	Director	June 22, 2011
Jingfu Li

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
China Nutrifruit Group Limited

We have audited the accompanying consolidated balance sheets of China Nutrifruit Group Limited and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, cash flows for each of the years in the two-year period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ HLB Hodgson Impey Cheng
Chartered Accountants
Certified Public Accountants

Hong Kong
June 22, 2011

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,

	2011	2010

ASSETS
Current assets:
Cash and equivalents	$43,542,075	$35,994,443
Proceeds from private placement held in escrow account	-	931,630
Trade receivables, net of allowance	12,476,652	11,047,846
Inventory, net	6,419,152	4,179,910
Prepayments and deposits	264,878	114,732
Other current assets	1,527	1,464
Total current assets	62,704,284	52,270,025
Non-current assets:
Property and equipment, net	20,312,005	17,066,907
Prepayments and deposits	10,983,404	-
Construction in progress	5,915,395	-
Deferred tax assets	909,879	1,068,878
Land use rights, net	188,199	185,686
TOTAL ASSETS	$101,013,166	$70,591,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$3,312,525	$2,379,246
Due to a director	946,550	-
Trade payables	130,276	87,954
Income taxes payable	3,351,631	2,296,513
Total current liabilities	7,740,982	4,763,713

Commitments and Contingencies

Shareholders’ equity:
Preferred stock	331	365
Common stock	36,916	36,573
Additional paid-in-capital	36,492,566	36,492,875
Statutory reserves – restricted	6,850,422	4,564,345
Accumulated other comprehensive income	3,951,431	440,714
Retained earnings	45,940,518	24,292,911
TOTAL SHAREHOLDERS’ EQUITY	93,272,184	65,827,783
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,013,166	$70,591,496

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED MARCH 31,

	2011	2010
Net sales	$86,953,888	$72,916,955
Cost of sales	(46,136,600)	(39,655,534)
Gross profit	40,817,288	33,261,421
Selling expenses	(3,100,084)	(3,547,236)
General and administrative expenses	(4,354,005)	(3,976,627)
Operating earnings	33,363,199	25,737,558
Other income (expenses)
Interest expense	(4,912)	-
Other income	85,313	70,233
Gain on disposal of property and equipment	-	290,407
Total other income	80,401	360,640
Earnings before income taxes	33,443,600	26,098,198
Provision for income taxes	(8,700,366)	(6,849,438)
Net earnings	24,743,234	19,248,760
Other comprehensive income
Foreign currency translation	3,510,717	15,039
Total comprehensive income	$28,253,951	$19,263,799
Earnings per share
Basic	$0.66	$0.52
Diluted	$0.62	$0.51
Weighted average number of common stock outstanding
Basic	36,736,834	36,153,554
Diluted	40,056,599	38,051,749

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2011 AND 2010

	Preferred stock		Common stock
								Accumulat
								ed other
					Additional	Statutory		Comprehe	Total
					paid-in	reserves -	Retained	nsive	shareholders’
	Shares	Amount	Shares	Amount	capital	restricted	earnings	income	equity

Balance at April 1, 2009	-	$-	36,125,754	$36,126	$16,746,971	$2,873,880	$6,734,616	$425,675	$26,817,268
Share-based payment	-	-	30,000	30	116,970	-	-	-	117,000
Capital contribution	-	-	-	-	7,414,995	-	-	-	7,414,995
Preferred stocks issued in private placement	403,418	403	-	-	12,006,243	-	-	-	12,006,646
Warrants issued in private placement	-	-	-	-	1,302,354	-	-	-	1,302,354
Cost of raising capital	-	-	-	-	(1,094,279)	-	-	-	(1,094,279)
Conversion of preferred shares	(38,309)	(38)	383,090	383	(345)	-	-	-	-
Conversion of warrants	-	-	34,428	34	(34)	-	-	-	-
Transfer to reserve	-	-	-	-	-	1,690,465	(1,690,465)	-	-
Comprehensive income:
Net earnings	-	-	-	-	-	-	19,248,760	-	19,248,760
Translation adjustments	-	-	-	-	-	-	-	15,039	15,039
Balance at March 31, 2010 and 1 April 2010	365,109	$365	36,573,272	$36,573	$36,492,875	$4,564,345	$24,292,911	$440,714	$65,827,783
Conversion of preferred shares	(34,249)	(34)	342,490	343	(309)	-	-	-	-
Payment of preferred shares dividend	-	-	-	-	-	-	(809,550)	-	(809,550)
Transfer to reserve	-	-	-	-	-	2,286,077	(2,286,077)	-	-
Comprehensive income:
Net earnings	-	-	-	-	-	-	24,743,234	-	24,743,234
Translation adjustments	-	-	-	-	-	-	-	3,510,717	3,510,717
Balance at March 31, 2011	330,860	$331	36,915,762	$36,916	$36,492,566	$6,850,422	$45,940,518	$3,951,431	$93,272,184

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31,

	2011	2010
Cash flows from operating activities:
Net earnings	$24,743,234	$19,248,760
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,374,751	1,593,811
Gain on disposal of property and equipment	-	(290,407)
Deferred income taxes	158,165	337,936
Share-based payments	-	117,000
Changes in operating assets and liabilities:
Trade receivables	(1,222,114)	391,901
Inventories	(1,840,967)	(481,732)
Prepayments and deposits	(353,118)	364,046
Other current assets	(15)	1,463
Trade payables	32,580	(172,675)
Other payables and accrued expenses	895,817	(319,909)
Income taxes payable	1,001,321	877,429
Net cash provided by operating activities	25,789,654	21,667,623

Cash flows from investing activities:
Purchases of property and equipment	(4,333,519)	(2,738,855)
Addition of construction in progress	(5,808,400)	-
Prepayment for purchase of land use right, property and equipment	(10,543,839)	-
Proceeds from disposal of property and equipment	-	1,038,273
Net cash used in investing activities	(20,685,758)	(1,700,582)

Cash flows from financing activities:
Proceeds from private placement held in escrow account	-	(931,630)
Proceeds from borrowings	15,217,689	-
Repayment of borrowings	(15,217,689)	-
Amount due to a director	943,497	-
Proceeds from private placement	-	13,309,000
Release of proceeds from private placement held in escrow account	931,630	-
Dividend paid	(809,550)	-
Cost of raising capital	-	(1,094,279)
Net cash provided by financing activities	1,065,577	11,283,091

Increase in cash and equivalents	6,169,473	31,250,132

Effect of exchange rate on cash and equivalents	1,378,159	(24,231)

Cash and equivalents at beginning of year	35,994,443	4,768,542

Cash and equivalents at end of year	$43,542,075	$35,994,443

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$4,912	$-
Income taxes	$7,574,018	$5,634,883

Supplemental disclosure of non-cash information:
Issuance of common stock by conversion of preferred stock	$343	$117,000
Issuance of warrant	$-	$367,155
Capital contribution	$-	$7,414,995

The accompanying notes are an integral part of these consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 1. NATURE OF BUSINESS

Nature of Business

China Nutrifruit Group Limited (the “Company” or “CNGL”) was incorporated in the state of Utah on April 22, 1983 and changed its domicile from Utah to Nevada in April 1999. The Company was not engaged in any business and had no meaningful operations, income producing assets or significant operating capital since at least 1989 until it acquired Fezdale Investments Limited (“Fezdale”) on August 14, 2008.

On August 14, 2008, the Company acquired all of the equity interests of Fezdale, a British Virgin Islands (“BVI”) corporation, through a share exchange transaction (the “Share Exchange Transaction”), with the result that the shareholders of Fezdale became the beneficial owners of 83.5% of the Company’s common stock. As a result of such Share Exchange Transaction, Fezdale became a wholly-owned subsidiary of the Company and the former shareholders of Fezdale became the Company’s controlling shareholders. Accordingly, all references to shares of Fezdale’s ordinary shares were restated to reflect the equivalent numbers of the common stock of China Nutrifruit Group Limited.

The Share Exchange Transaction resulted in Fezdale’s former shareholder obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America (“US GAAP”) require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. As a result, in the Share Exchange Transaction, Fezdale is treated as the accounting acquirer and China Nutrifruit Group Limited is treated as the acquired party. Accordingly, the Share Exchange Transaction was accounted for a recapitalization of the Company. The equity section of the accompanying financial statements was restated to reflect the recapitalization of the Company due to the Share Exchange Transaction as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Fezdale were not significant.

Also, on August 14, 2008, the Company’s majority shareholder, Yiu Fai Kung (“Mr. Kung”), entered into escrow agreements with the private placement investors and HFG International, Limited (“HFG”) pursuant to which Mr. Kung agreed to deliver a certain number of shares of the Company’s common stock owned by him to the investors and HFG pro-rata in accordance with their respective investment amount for no additional consideration if the after tax net income for the fiscal year ended March 31, 2009 was less than $13,919,707 and fiscal year ended March 31, 2010 was less than $18,495,315.

For fiscal year ended March 31, 2010, the return to Mr. Kung of any of the make good shares placed in escrow by him was considered to be a separate compensatory arrangement because Mr. Kung was a director of the Company’s subsidiary Fezdale. The net income target of $13,955,178 for fiscal year 2009 (before any charges related to the release of any shares from escrow) was met. Accordingly, the Company recorded a non-cash charge to compensation cost of $9,519,317 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares.

For the year ended March 31, 2010, the net income target of $18,495,315 was met. Accordingly, 2,799,799 shares were released to Mr. Kung from escrow. As Mr. Kung resigned from his position as Fezdale’s director and the release of the escrowed shares was not contingent upon Mr. Kung’s continuing employment with the Company, the Company did not recognize any compensation expenses relating to the release of the escrow shares to Mr. Kung in fiscal year ended March 31, 2010.

On September 4, 2009, the Company’s common stock started trading on the NYSE Amex.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 1. NATURE OF BUSINESS (CONTINUED)

On September 30, 2009, the Company entered into a securities purchase agreement (the “Private Placement Transaction”) with certain accredited investors (“Investors”) and effected the initial closing of the purchase and sale of 359,502 units (the “Unit”) at $33.00 per Unit. Each Unit consists of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and one warrant (the “Warrant”) to purchase 2.5 shares of the Company’s common stock. The Series A Preferred Stock is convertible into ten shares of the Company’s common stock (subject to customary adjustments) and the Company is obligated to register the underlying shares of common stock within thirty days after the closing date. In connection with the initial closing of the offering, the Company raised approximately $11.86 million.

On October 8, 2009, the Company effected the second and final closing of the Private Placement Transaction and issued 43,916 additional Unit for gross proceeds of $1,449,000.

On September 3, 2010, the Company paid dividends of $809,550 to the holders of Series A Preferred Stock.

Fezdale Investments Limited

Fezdale is a private limited liability company incorporated in the BVI on August 22, 2007.

In November 2007, Solar Sun Holdings Limited (“Solar Sun”), a subsidiary of Fezdale, entered in a share purchase agreement with six owners of Daqing Longheda Food Company Limited (“Longheda”) under which the six owners of Longheda transferred 75% equity interests in Longheda to Solar Sun for RMB40,000,000 ($5.87 million). In May 2008, the six founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became a wholly owned subsidiary of Solar Sun.

Solar Sun Holdings Limited

Solar Sun is a private limited liability company (the “PLLC”) incorporated in Hong Kong on September 12, 2007. Solar Sun is a holding company and has no assets or operations other than its ownership of Longheda.

Daqing Longheda Food Company Limited

Longheda was incorporated in Heilongjiang province of Peoples’ Republic of China (the “PRC”) in June 2004. Longheda is primarily engaged in developing, processing, marketing and distributing a variety of food products processed primarily from premium specialty fruits grown in Northeast China, mainly including golden berry, crab apple, blueberry, raspberry, blackcurrant and seabuckthorn. Its primary product offering includes concentrate juice, nectar, glazed fruits, concentrate pulp as well as fresh fruits. Longheda sells its products through an extensive sales and distribution network. The fresh fruits are mainly sold to fruit supermarkets and stores while the processed fruit products are mainly sold to manufacturers for further processing into fruit juice and other fruit related products.

Jumbo Gloss Limited

Jumbo Gloss Limited (“Jumbo Gloss”) is a PLLC incorporated in BVI on October 13, 2009. Jumbo Gloss is a holding company and has no assets or operations other than its ownership of Daqing Senyang Fruit and Vegetable Food Technology Company Limited (“Senyang”).

Daqing Senyang Fruit and Vegetable Food Technology Company Limited

Senyang was incorporated in PRC in June 2010. Senyang has not generated any revenue and will engage in operating the new fruit and vegetable powder production.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of China Nutrifruit Group Limited and its subsidiaries (the “Group”). The consolidated financial statements were prepared in accordance with the US GAAP. The consolidated financial statements of the Group include the accounts of CNGL, Fezdale, Solar Sun, Jumbo Gloss, Longheda and Senyang. All significant intercompany transactions and balances were eliminated in consolidation.

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

Trade accounts receivable

In the normal course of business the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflects the net realizable value of receivables, and their approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at March 31, 2011 (2010: nil) was recorded.

Cash and equivalents

The Group considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery – 10 years; furniture, fixtures and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property and equipment was $2,372,023 and $1,590,023 for the years ended March 31, 2011 and 2010 respectively. During the idle period of the plant, depreciation is treated as current-period charges, which charge directly to general and administrative expense.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the years ended March 31, 2011 and 2010 were $2,301,126 and $2,872,277, respectively.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may sell the right to use the land for a specific period of time. Thus, all of the Group’s land located in the PRC is considered to be leasehold land and is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use agreements on a straight-line basis, which is 50 years.

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $63,581 and $38,053 for the years ended March 31, 2011 and 2010, respectively.

Other income recognition

Other income is comprised of interest income and others.

Interest income is accrued on a time basis, by reference to the principal outstanding and at the effective interest rate applicable, which is the rate that discounts the estimated future cash receipts through the expected life of the loan to the loan’s net carrying amount.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Group is Renminbi, “RMB”. The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The rates used were as follows:

March 31, 2011
Balance sheet	RMB6.55 to US$1.00
Statement of income and comprehensive income	RMB6.73 to US$1.00

March 31, 2010
Balance sheet	RMB6.84 to US$1.00
Statement of income and comprehensive income	RMB6.84 to US$1.00

As at March 31, 2011, RMB284,742,770 equalled to $43,471,515 (March 31, 2010: RMB236,619,999 equalled to $34,613,303) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into $ at the rates used in translation.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Surplus reserve fund

The Company’s subsidiaries in PRC are required to transfer 10 percent of their respective net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of that subsidiary’s paid-in capital.

The transfer to this reserve must be made before distribution of any dividends to owners. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into equity by raising equity in proportion to their equity holdings.

Common welfare fund

The Company’s subsidiaries in PRC are required to transfer 5 percent to 10 percent of their respective net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized for capital items for the collective benefit of that subsidiary’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividends to owners.

Share-based payment

The Company has adopted Accounting Standards Codification 718 (“ASC 718”), as amended and interpreted, for its share-based compensation which required the Company to record compensation expense for all awards based on their grant date fair value. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation for all awards granted based on their fair value.

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

Income taxes

The Group accounts for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”) resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in the future, as well as from net operating loss and tax credit carryforwards, and are measured at the enacted tax laws and rates applicable in the years which the differences are expected to be recovered or settled. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized. The Group’s operations are primarily located in PRC and subject to PRC profits tax.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain financial statements line items were reclassified to conform to the current year presentation and have no impact on the previously reported consolidated net sales, operating earnings or financial position.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) clarifies the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of US GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4. CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and equivalents. As of March 31, 2011, substantially all of the Group’s cash and equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 5. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows for the years ended March 31:

	2011	2010
Numerator:
Net earnings	$24,743,234	$19,248,760
Less: dividends on preferred stock	(446,008)	(457,073)
Net earnings for basic earnings per share	$24,297,226	$18,791,687

Net earnings for basic earnings per share	$24,297,226	$18,791,687
Add: dividends on preferred stock	446,008	457,073
Net earnings for diluted earnings per share	$24,743,234	$19,248,760

Denominator:
Weighted average common stock outstanding	36,736,834	36,153,554
Effect of dilutive preferred stock	3,308,600	1,815,893
Effect of dilutive warrant	11,165	82,302
Weighted average common stock and dilutive potential common stock	40,056,599	38,051,749

Basic net earnings per share	$0.66	$0.52

Diluted net earnings per share	$0.62	$0.51

As of March 31, 2011, the Company had warrants outstanding which are convertible into 1,344,498 (2010: 1,344,498) shares of the Company’s common stock. The potential dilutive effect of such warrant is 11,165 (2010: 82,302) shares of Company’s common stock.

NOTE 6. INVENTORY

Inventory by major categories at March 31 are summarized as follows:

	2011	2010
Finished goods	$6,324,862	$4,101,918
Raw material	94,290	77,992

	$6,419,152	$4,179,910

NOTE 7. PROCEEDS FROM PRIVATE PLACEMENT HELD IN ESCROW ACCOUNT

The balance represents the 7% of net proceeds raised in the Private Placement Transaction (Note 1), which was deposited in an escrow account and distributed to the Investors for the payment of dividend on September 1, 2010, subject to terms in the closing escrow agreement.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 8. LAND USE RIGHTS, NET

Land use rights, net, at March 31 are summarized as follows:

	2011	2010
Land use rights, at cost	$206,039	$200,175
Less: accumulated amortization	(17,840)	(14,489)

	$188,199	$185,686

For each of the upcoming five years, estimated amortization is expected to be $2,728 per year.

As of March 31, 2011, land use rights, of $188,199 (2010: $185,686), were pledged to secure the unused banking facilities obtained by the Group (Note 17).

NOTE 9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31 are summarized as follows:

	2011	2010
Buildings	$5,652,084	$4,673,420
Leasehold improvements	1,398,033	1,339,544
Machinery	19,190,848	14,616,662
Furniture, fixtures and office equipment	15,378	13,742
Motor vehicles	41,556	6,194
Total	26,297,899	20,649,562
Less: accumulated depreciation	(5,985,894)	(3,582,655)

	$20,312,005	$17,066,907

As of March 31, 2011, buildings, leasehold improvement and machinery, of $4,289,330 (2010: $3,781,058), $1,054,948 (2010: $1,137,405) and $942,218 (2010: $1,015,863) respectively, were pledged to secure the unused banking facilities obtained by the Group (Note 17).

NOTE 10. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	For the year ended March 31,
	2011	2010

Current:
PRC	$8,541,368	$6,511,502
Deferred:
PRC	158,998	337,936
	$8,700,366	$6,849,438

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 10. PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	2011	2010
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$909,879	$1,068,878
Tax losses carryforwards	1,315,626	913,721
Less: valuation allowance	(1,315,626)	(913,721)
Net deferred tax assets	$909,879	$1,068,878

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

As of March 31, 2011 and 2010, the Company has valuation allowances of $1,315,626 and $913,721 for federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize. As of March 31, 2011, the Company has net operating loss of $2,699,300 (2010: $1,719,473).

The total valuation allowance between periods presented increased by $401,905 (2010: $368,853) and such increase was attributable to the tax effect on foreign tax losses incurred for the year ended March 31, 2011 of $52,734 (2010: $56,757) at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the year ended March 31, 2011 of $349,171 (2010: $312,096) at the federal tax rate of 35%.

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the years ended March 31 is as follows:

	2011	2010
Provision for income taxes at statutory rate of 35%	$11,705,260	$9,134,370
Chinese tax rate difference	(3,356,804)	(2,536,390)
Non-deductible expenses and non-assessable profits	(208,993)	(455,331)
Changes in valuation allowance	401,905	368,853
Tax effect of non-deductible temporary difference recognized	158,998	337,936
Income taxes	$8,700,366	$6,849,438

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. As of March 31, 2011, the undistributed earnings of foreign subsidiaries were $59,867,240 (2010: $36,105,710). The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 11. PREPAYMENTS AND DEPOSITS

Prepayments and deposits by major categories are summarized as follows at March 31:

	2011	2010

Classified as current assets:
Prepaid expenses	$264,878	$114,732

Classified as non-current assets:
Prepayment to acquire property and equipment	10,205,951	-
Prepayment to acquire land use rights	777,453	-
	10,983,404	-
	$11,248,282	$114,732

NOTE 12. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories are summarized as follows at March 31:

	2011	2010

Accruals	$968,822	$723,588
Value added tax payables	1,545,707	1,104,630
Other payables	797,996	551,028
	$3,312,525	$2,379,246

The other payables mainly comprised the amount payable to the suppliers of property and equipment, amounting to $431,612 (2010: $398,056) as of March 31, 2011.

NOTE 13. DUE TO A DIRECTOR

	2011	2010
Mr. Changjun Yu	$946,550	$-

The amount due to a director was unsecured, interest free and repayable on demand.

NOTE 14. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at March 31, 2011 and 2010, is 125,000,000 shares of which 120,000,000 shares are common stock, par value $0.001 and 5,000,000 shares are preferred stock, par value $0.001.

Additional paid-in capital

On September 7, 2009, Mr. Kung agreed to capitalize his loan, of HK$40,109,986, equivalent to $5,190,497, by issuing 7 fully paid shares of par value $1.00 in Fezdale to the Company.

On September 7, 2009, Mr. Kwan Ho Ng agreed to capitalize his loan, of HK$17,189,994, equivalent to $2,224,498, by issuing 3 fully paid shares of par value $1.00 in Fezdale to the Company.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 14. SHAREHOLDERS’ EQUITY (CONTINUED)

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

Voting

The holders of the Series A Preferred Stock will vote on an “as converted” basis, together with the common stock, as a single class, in connection with any proposal submitted to the Company’s shareholders, except as required by Nevada law.

Conversion

Shares of the Series A Preferred Stock are convertible into fully paid and non-assessable shares of common stock at a conversion rate calculated by dividing (A) $33.00 per share (the “Liquidation Preference Amount”) by (B) the conversion price, which is initially $3.30 per share, subject to adjustment as provided in the Certificate of Designation. Initially, each share of Series A Preferred Stock is convertible into 10 shares of common stock.

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

Dividends

Each share of Series A Preferred Stock is entitled to receive cumulative dividends at the annual rate of 7% on the Liquidation Preference Amount thereof. Such dividends are payable annually on September 1 beginning with September 1, 2010 and any optional conversion date in cash.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 14. SHAREHOLDERS’ EQUITY (CONTINUED)

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

Redemption

At any time on or after less than 10% of the originally issued shares of Series A Preferred Stock remain outstanding and subject to the satisfaction of certain conditions, the Company may redeem all shares of Series A Preferred Stock then outstanding at one hundred and one percent (101%) of the Liquidation Preference Amount, plus any accrued and unpaid dividends. A holder of the outstanding Series A Preferred Stock may also, upon the satisfaction of the foregoing conditions and at the option of such holder, request the Company to redeem all or any of its shares of Series A Preferred Stock at the same price.

Common stock

In connection with the Company’s private placement on August 14, 2008, the Company entered into two make good escrow agreements, under which 5,599,598 shares of the Company’s common stock held by Yiu Fai Kung, the Company’s major shareholder, were placed in escrow. For each of the calendar years 2009 and 2010, 2,799,799 shares will be released to the investors or Halter or returned to the shareholder, depending on the fulfillment of specified earnings targets. The specified earnings target for fiscal year 2009 was net income of $13,919,707 and for fiscal year 2010 the target was net income of $18,495,315. For 2009, the earnings target of net income of $13,919,707 (before any charges related to the release of any shares from escrow) was met and accordingly, the Company recorded a non-cash charge to compensation cost of $9,519,317 in the fourth quarter of 2009 related to the release from escrow to Mr. Kung of 2,799,799 shares. For 2010, the earnings target of net income of $18,495,315 was met and accordingly, 2,799,799 shares were released to Mr. Kung from escrow.

The following is the movement of common stock during fiscal 2011:

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

The Company’s Series A preferred shareholders converted 12,123 shares into 121,230 shares of the Company’s common stock at a conversion ratio of 1 Series A Preferred Stock to 10 shares of common stock. On January 3, 2011, March 14, 2011 and March 24, 2011, 15,160 and 90,910, 15,160 shares of common stock in connection to such Series A Preferred Stock conversion were issued.

The following is the movement of common stock during fiscal 2010:

The Company’s warrants holder, Wentworth Securities, Inc., converted its warrants into 34,428 shares of the Company’s common stock. On January 13, 2010, 34,428 shares of common stock in connection to such warrant conversion were issued.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 14. SHAREHOLDERS’ EQUITY (CONTINUED)

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

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 14. SHAREHOLDERS’ EQUITY (CONTINUED)

In connection with the first closing of Private Placement Transaction on September 30, 2009, WLT Brothers Capital, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents received, as partial compensation, 86,281 warrants to purchase 215,703 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

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

The following is the movement of warrants during fiscal 2011:

	Outstanding at	Granted during	Exercised during	Outstanding at
Date of grant	April 1, 2010	the year	the year	March 31, 2011	Exercise price
October 10, 2008	120,228	-	-	120,228	$2.78
September 30, 2009	359,502	-	-	359,502	$3.30
October 8, 2009	140,737	-	-	140,737	$3.30
	620,467	-	-	620,467
Weighted average exercise price	$3.20	$-	$-	$3.20

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 14. SHAREHOLDERS’ EQUITY (CONTINUED)

The following is the movement of warrants during fiscal 2010:

	Outstanding at	Granted during	Exercised during	Outstanding at
Date of grant	April 1, 2009	the year	the year	March 31, 2010	Exercise price
October 10, 2008	216,009	-	(95,781)	120,228	$2.78
September 30, 2009	-	359,502	-	359,502	$3.30
October 8, 2009	-	140,737	-	140,737	$3.30
	216,009	500,239	(95,781)	620,467
Weighted average exercise price	$2.78	$3.30	$2.78	$3.20

NOTE 15. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were $352,885 and $350,628 for the years ended March 31, 2011 and 2010 respectively.

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

Capital Commitments

As of March 31, 2011, the Group have the followings outstanding capital expenditure commitments.

Authorized and contracted, but not provide for:

Purchase of property and equipment	$3,075,787

Operating Lease Commitments

As of March 31, 2011, the Group did not have any significant operating lease commitment.

Rent expense for the years ended March 31, 2011 and 2010 was $17,828 and $23,533 respectively.

NOTE 17. UNUSED SECURED CREDIT FACILITIES

As of March 31, 2011, the Group had $2,266,484 (2010: $2,756,791) of unused credit facilities granted by banks. Those banking facilities were secured by land use rights, buildings, leasehold improvement and machinery, of $188,199 (2010: $185,686), $4,289,330 (2010: $3,781,058), $1,054,948 (2010: $1,137,405) and $942,218 (2010: $1,015,863) respectively.

NOTE 18. SUBSEQUENT EVENTS

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
10.1

Form of Securities Purchase Agreement, dated September 30, 2009, by and among the Company and the investors named therein [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009]

10.2

Form of Closing Escrow Agreement, dated September 30, 2009, by and among the Company, Securities Transfer Corporation and investors named therein [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2009]

10.3

Employment Agreement, by and between the registrant and Aijun Wang, dated October 19, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2010]

10.4	Employment Agreement, by and between the registrant and Changjun Yu, dated July 3, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2010]
10.5

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

10.7

Independent Director’s Contract, dated as of June 11, 2009, by and between the Company and William Haus [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2009]

10.8

Independent Director’s Contract, dated as of June 11, 2009, by and between the Company and Jingfu Li [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2009]

10.9

Indemnification Agreement, dated as of June 11, 2009, by and between the Company and Chun Wai Chan [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 15, 2009]

10.10

Indemnification Agreement, dated as of June 11, 2009, by and between the Company and William Haus [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 15, 2009]

10.11

Indemnification Agreement, dated as of June 11, 2009, by and between the Company and Jingfu Li [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 15, 2009]

10.12

English translation of Premises Lease Agreement, dated June 8, 2009, by and between Daqing Longheda Food Company Limited and Daqing Chuangye Plaza Co. Ltd. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2009]

Exhibit No.	Description
10.13	China Nutrifruit Group Limited, 2010 Equity Incentive Plan, as amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2009]
14	China Nutrifruit Group Limited Code of Ethics [incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009]
21	Subsidiaries of the Company.*
23.1	Consent of HLB Hodgson Impey Cheng. *
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *