Form 10-Q
period 2011-06-30
China Nutrifruit Group LTD
filed 2011-08-15
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,915,762

CHINA NUTRIFRUIT GROUP LIMITED

Quarterly Report on FORM 10-Q
For Three Months Ended June 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	10
Item 4.	(Removed and Reserved)	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND FOR THE THREE MONTHS ENDED JUNE 20, 2011

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30,	March 31,
	2011	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$57,203,552	$43,542,075
Trade receivables, net of allowance	4,935,306	12,476,652
Inventories, net	1,778,532	6,419,152
Prepayments and deposits	6,584	264,878
Other current assets	1,548	1,527
Total current assets	63,925,522	62,704,284
Property and equipment, net	20,074,827	20,312,005
Prepayments and deposits	14,788,791	10,983,404
Construction in progress	7,409,487	5,915,395
Deferred tax assets	868,538	909,879
Land use rights, net	189,222	188,199
TOTAL ASSETS	$107,256,387	$101,013,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$2,220,488	$3,312,525
Bank borrowings	7,739,938	-
Due to a director	-	946,550
Trade payables	3,406	130,276
Income taxes payable	868,501	3,351,631
Total current liabilities	10,832,333	7,740,982
TOTAL LIABILITIES	10,832,333	7,740,982
Commitments and Contingencies

Shareholders' equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001 Issued and outstanding: 330,860 shares as at June 30, 2011; (330,860 as at March 31, 2011)	331	331
Common stock
Authorized: 120,000,000 shares, par value $0.001 Issued and outstanding: 36,915,762 shares as at June 30, 2011; (36,915,762 shares as at March 31, 2011)	36,916	36,916
Additional paid-in-capital	36,492,566	36,492,566
Statutory reserves - restricted	6,850,422	6,850,422
Accumulated other comprehensive income	5,302,736	3,951,431
Retained earnings	47,741,083	45,940,518
TOTAL SHAREHOLDERS’ EQUITY	96,424,054	93,272,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,256,387	$101,013,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)

	Three months ended
	June 30,
	2011	2010

Net sales	$10,293,165	$9,628,256

Cost of sales	(5,498,693)	(5,509,124)

Gross profit	4,794,472	4,119,132

Selling expenses	(410,321)	(584,508)
General and administrative expenses	(1,665,890)	(1,105,724)

Operating earnings	2,718,261	2,428,900

Other income (expenses)
Interest expense	(56,175)	-
Other income	61,000	30,472
Total other income (expenses)	4,825	30,472

Earnings before income taxes	2,723,086	2,459,372

Provision for income taxes	(922,521)	(665,866)

Net earnings	1,800,565	1,793,506
Other comprehensive income (loss)
Foreign currency translation	1,351,305	(68,850)
Comprehensive income	$3,151,870	$1,724,656

Earnings per share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Weighted average number of common stock outstanding

Basic	36,915,762	36,670,809

Diluted	36,915,762	36,774,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	Three months ended
	June 30,
	2011	2010
Operating activities:
Net earnings	$1,800,565	$1,793,506
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	733,152	428,358
Benefit for deferred income taxes	41,341	39,027
Changes in operating assets and liabilities:
Trade receivables, net	7,679,698	3,972,796
Inventories	4,708,285	3,903,808
Prepayments and deposits	258,522	(13,699,845)
Other current assets	-	45,527
Trade payables	(128,092)	(29,557)
Income taxes payable	(1,122,369)	(1,795,453)
Other payables and accrued expenses	(2,518,182)	(451,846)
Net cash provided by (used in) operating activities	11,452,920	(5,793,679)

Investing activities:
Prepayment for property and equipment	(3,635,316)	-
Addition to construction in progress	(1,405,063)	(3,503,536)
Net cash used in investing activities	(5,040,379)	(3,503,536)

Financing activities:
Proceeds from new bank borrowings	7,704,160	-
Amount due to a director	(955,316)	-
Net cash provided by financing activities	6,748,844	-

Increase (decrease) in cash and cash equivalents	13,161,385	(9,297,215)

Effect of exchange rate on cash and cash equivalents	500,092	(36,254)

Cash and cash equivalents at beginning of the period	43,542,075	35,994,443

Cash and cash equivalents at end of the period	$57,203,552	$26,660,974

Supplemental disclosure of cash flows information:
Cash paid for:
Income taxes	$3,405,651	$2,422,292
Interest	$56,175	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
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
June 30, 2011 and 2010 (Unaudited)
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
June 30, 2011 and 2010 (Unaudited)
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
June 30, 2011 and 2010 (Unaudited)
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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at June 30, 2011 was recorded.

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
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

Fair value of financial instruments

The carrying amount of certain of the Group’s financial instruments, including cash and cash equivalents, trade receivables, trade payables, other current assets, other payables and accrued expenses, approximates fair value due to the relatively short maturity.

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property and equipment was $732,445 and $427,689 for the three months ended June 30, 2011 and 2010 respectively.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the three months ended June 30, 2011 and 2010 were $274,105 and $465,185 respectively.

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
June 30, 2011 and 2010 (Unaudited)
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

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $7,119 and $5,539 for the three months ended June 30, 2011 and 2010 respectively.

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

Balance sheet
June 30, 2011	RMB6.46 to US$1.00
March 31, 2011	RMB6.55 to US$1.00

Statement of income and comprehensive income
For the three months ended June 30, 2011	RMB6.49 to US$1.00
For the three months ended June 30, 2010	RMB6.84 to US$1.00

As at June 30, 2011, RMB369,077,134 or $57,132,683 (March 31, 2011: RMB284,742,770 or $43,471,515) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into $ at the rates used in translation.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)) and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 3. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three months ended June 30 are as follows:

	Three months ended
	June 30,
	2011	2010
Numerator:
Net earnings	$1,800,565	$1,793,506
Less: dividends on preferred stock	(190,028)	(202,846)
Net earnings for basic earnings per share	$1,610,537	$1,590,660

Net earnings for basic earnings per share	$1,610,537	$1,590,660
Add: dividends on preferred stock	190,028	202,846
Net earnings for diluted earnings per share	$1,800,565	$1,793,506

Denominator:
Weighted average common stock outstanding	36,915,762	36,670,809
Effect of dilutive warrant	-	103,624
Weighted average common stock and dilutive potential common stock	36,915,762	36,774,433

Basic net earnings per share	$0.04	$0.04

Diluted net earnings per share	$0.04	$0.04

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 4. INVENTORY, NET

At June 30, 2011 and March 31, 2011, inventory is comprised of the following:

	June 30,	March 31,
	2011	2011
Finished goods	$1,681,444	$6,324,862
Raw material	97,088	94,290
	$1,778,532	$6,419,152

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at June 30, 2011 and March 31, 2011 are summarized as follows:

	June 30,	March 31,
	2011	2011
Buildings	$5,751,581	$5,652,084
Leasehold improvement	1,417,532	1,398,033
Machinery	19,537,403	19,190,848
Furniture, fixtures and office equipment	15,923	15,378
Motor vehicles	42,552	41,556

Total	26,764,991	26,297,899
Less: accumulated depreciation	(6,690,164)	(5,985,894)
	$20,074,827	$20,312,005

As of June 30, 2011, buildings, leasehold improvement and machinery, of $4,280,208 (March 31, 2011: $4,289,330), $1,035,979 (March 31, 2011: $1,054,948) and $925,276 (March 31, 2011: $942,218) respectively, were pledged to secure the unused banking facilities obtained by the Group. (Note 14)

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits by major categories are summarized as follows at June 30, 2011 and March 31, 2011:

	June 30,	March 31,
	2011	2011
Classified as current assets:
Prepaid expenses	$6,584	$264,878

Classified as non-current assets:
Prepayment for property and equipment	14,000,495	10,205,951
Prepayment for land use rights	788,296	777,453
	14,788,791	10,983,404
	$14,795,375	$11,248,282

NOTE 7. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories at June 30, 2011 and March 31, 2011 are summarized as follows:

	June 30,	March 31,
	2011	2011
Accruals	$875,588	$968,822
Value added tax payables	437,848	1,545,707
Other payables	907,052	797,996
	$2,220,488	$3,312,525

The other payables mainly comprised amounts payable to the suppliers of property and equipment, amounting to $437,632 and $431,612 as of June 30, 2011 and March 31, 2011 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 8. BORROWINGS

The Company's borrowings consist of the following:

	June 30,	March 31,
	2011	2011

Borrowings, due within one year	$7,739,938	$-

The interest rates are based on benchmark lending rate issued by People’s Bank of China (“Lending Rate”) plus a certain percentage and subject to the change of Lending Rate. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the period ended June 30, 2011 was 8.203% per annum. The borrowings are repayable within twelve months from the date of drawing.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	Three months ended
	June 30,
	2011	2010
Current:
PRC	$881,180	$626,839
Other jurisdictions	-	-
Deferred:
PRC	41,341	39,027
Other jurisdictions	-	-
	$922,521	$665,866

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	June 30,	March 31,
	2011	2011
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$868,538	$909,879
Tax losses carryforward	1,234,847	1,097,331
Less: valuation allowance	(1,234,847)	(1,097,331)
Net deferred tax assets	$868,538	$909,879

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

The Company has provided valuation allowances of $1,234,847 and $1,097,331 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize. As of June 30, 2011, the Company has net operating loss and foreign unused tax loss carryfowards of $3,001,264 (March 31, 2011: $2,699,300) and $1,066,330 (March 31, 2011: $912,879).

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9. PROVISION FOR INCOME TAXES (CONT’D)

Deferred tax assets

The total valuation allowance between periods presented increased by $137,516 (March 31, 2011: $401,905) and such increase was attributable to the tax effect on foreign tax losses incurred for the three months ended June 30, 2011 of $31,828 (March 31, 2011: $52,734) at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the three months ended June 30, 2011 of $105,688 (March 31, 2011: $349,171) at the federal tax rate of 35%.

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the three months ended June 30 is as follows:

	Three months
	ended June 30,
	2011	2010
Provision for income taxes at statutory rate of 35%	$953,080	$860,780
Chinese tax rate difference	(279,577)	(229,135)
Non-deductible expenses and non- assessable profits	70,161	(42,748)
Changes in valuation allowance	137,516	37,942
Tax effect of non-deductible temporary difference recognized	41,341	39,027
Income taxes	$922,521	$665,866

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at June 30, 2011 and March 31, 2011, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONT’D)

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
June 30, 2011 and 2010 (Unaudited)
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONT’D)

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONT’D)

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

Risk free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

The following is the movement of warrants during the three months ended June 30, 2011:

		Granted	Exercised
	Outstanding at	during the	during the	Outstanding at	Exercise
Date of grant	April 1, 2011	period	period	June 30, 2011	price
October 10, 2008	120,228	-	-	120,228	$2.78
September 30, 2009	359,502	-	-	359,502	$3.30
October 8, 2009	140,737	-	-	140,737	$3.30
	620,467	-	-	620,467
Weighted average exercise price	$3.20	-	-	$3.20

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONT’D)

The following is the movement of warrants during the three months ended June 30, 2010:

		Granted	Exercised
	Outstanding at	during the	during the	Outstanding at	Exercise
Date of grant	April 1, 2010	period	period	June 30, 2010	price
October 10, 2008	120,228	-	-	120,228	$2.78
September 30, 2009	445,783	-	-	445,783	$3.30
October 8, 2009	43,916	-	-	43,916	$3.30
	609,927	-	-	609,927
Weighted average exercise price	$3.20	-	-	$3.20

NOTE 11. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were $97,033 and $91,535 for the three months ended June 30, 2011 and 2010 respectively.

NOTE 12. CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2011, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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
June 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

As of June 30, 2011, the Group did not have any significant operating lease commitments.

Rent for the three months ended June 30, 2011 and 2010 was $7,923 and $2,923, respectively.

Capital Commitments

As of June 30, 2011, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:
Construction in progress	$1,100,596
Property and equipment	14,233,486
$15,334,082

NOTE 14. UNUSED SECURED CREDIT FACILITIES

As of June 30, 2011, the Group had $2,917,291 (March 31, 2011: $2,877,206) of unused credit facilities granted by banks. Those banking facilities were secured by land use rights, buildings, leasehold improvement and machinery, of $189,222 (March 31, 2011: $188,199), $4,280,208 (March 31, 2011: $4,289,330), $1,035,979 (March 31, 2011: $1,054,948) and $925,276 (March 31, 2011: $942,218) respectively.

NOTE 15. SUBSEQUENT EVENTS

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended March 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this report to: (i) “we,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” are to the combined businesses of China Nutrifruit Group Limited and its consolidated subsidiaries; (ii) “SEC” are to the United States Securities and Exchange Commission; (iii) “Securities Act” are to the Securities Act of 1933, as amended; (iv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (v) “RMB” are to Renminbi, the legal currency of China; (vi) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and (vii) “China” and “PRC” are to the People’s Republic of China.

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

We sell our products through an extensive nationwide sales and distribution network covering 18 provinces in China. As of June 30, 2011, this network was comprised of approximately 44 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit related foods, and our fresh fruits are mainly sold to fruit supermarkets.

Our manufacturing facilities are located in Daqing City and Mudanjiang City, Heilongjiang Province, China where an abundant supply of various premium specialty fruits is readily available. We currently have five fruit processing lines with an aggregate capacity of 20,160 tons. We recently completed technological upgrades to our glazed fruit production lines in Daqing and installation of additional processing equipment to our concentrate juice production lines in Mudanjiang, thereby increasing our annual concentrate juice production capacity by 50% to reach 9,000 tons. Such upgrades is expect to contribute to our continuing effort to improve operational efficiency and productivity, and expand our product portfolio as we begin production of our new cherry tomato glazed fruit products and golden berry dried fruit products. Our new fruit and vegetable power production line also started trial production in July 2011. In addition, we are constructing a new multi-purpose concentrate paste production line in Zhaoyuan, Helongjiang province with a production capacity of approximately 9,600 tons which is expected to begin trail production in third calendar quarter of 2011.

First Fiscal Quarter Highlights

We experienced modest growth in net sales, gross margin and net income during the first fiscal quarter. Historically, first fiscal quarter has generally been our weakest quarter. In fiscal years 2010 and 2011, approximately 12.8% and 11.1% of the total annual revenue was generated from the first fiscal quarter, respectively. All products sold in this quarter were produced in the fiscal year 2011 production season. Most of our inventories was sold out as of June 30, 2011 and our new production season started on July 25, 2011.

The following sets forth certain key financial information for the first fiscal quarter.

  Net Sales: Net sales increased $664,909, or 6.9%, to $10.3 million for the three months ended June 30, 2011 from $9.6 million for the same period last year.
  Gross Margin: Gross margin was 46.6% for the three months ended June 30, 2011, as compared to 42.8% for the same period last year.
  Net Income: Net income increased $7,059, or 0.4%, to $1.8 million for the three months ended June 30, 2011 from $1.8 million for the same period last year.
  Fully diluted earnings per share: Fully diluted earnings per share remained the same at $0.04 for the three months ended June 30, 2011.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$10,293	100.0%	$9,628	100.0%
Costs of Sales	5,498	53.4%	5,509	57.2%
Gross profit	4,795	46.6%	4,119	42.8%
Selling expenses	410	4.0%	584	6.1%
General and administrative expenses	1,666	16.2%	1,106	11.5%
Other income	61	0.6%	31	0.3%
Interest expenses	56	0.5%	-	-
Income before noncontrolling interests and income taxes	2,723	26.5%	2,460	25.5%
Income taxes	922	9.0%	666	6.9%
Net income	1,801	17.5%	1,794	18.6%
Earnings per share:
Basic	$0.04		$0.04
Diluted	$0.04		$0.04

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.49 to $1 for the three months ended June 30, 2011 and the rate of RMB 6.84 to $1 for the three months ended June 30, 2010.

Net Sales

Net sales consist of revenue from the sale of our fruit and fruit based products. We experienced modest growth in net sales during the first fiscal quarter. Historically, first fiscal quarter has generally been our weakest quarter in sales. Net sales increased $664,909, or 6.9%, to $10.3 million for the three months ended June 30, 2011 from $9.6 million for the three months ended June 30, 2010. Net sales of our glazed fruit products grew from $1.7 million for the three months ended June 30, 2010 to $3.8 million in this quarter, mainly driven by the strong sale of our new glazed fruit products, including Seabuckthorn and Blackcurrant glazed fruit. Net sales of our concentrate juice product increased slightly to $5.2 million for the three months ended June 30, 2011 from $5.0 million for the same period last year. Net sales of concentrate pulp decreased significantly in this quarter because we ceased cooperation with one of the two OEM factories in this quarter due to changes in it business operation.

The following table sets forth percentage of net sales generated by each product for the three months ended June 30, 2011 and 2010:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$-	-	$-	-
Glazed fruit	3,833	37.2%	1,749	18.2%
Nectar	266	2.6%	557	5.8%
Concentrate juice	5,198	50.5%	5,034	52.2%
Concentrate pulp	996	9.7%	2,288	23.8%
Total	$10,293	100.0%	$9,628	100.0%

Cost of Sales

Cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. Cost of sales decreased $10,431, or 0.2%, to $5.5 million for the three months ended June 30, 2011 from $5.5 million for the three months ended June 30, 2010. Cost of sales as a percentage of net sales was 53.4% for the three months ended June 30, 2011, as compared to 57.2% for the same period last year.

Gross Profit

Gross profit is equal to net sales less cost of sales. Gross profit increased by $675,340 to $4.8 million for the three months ended June 30, 2011 from $4.1 million for the three months ended June 30, 2010. Gross profit as a percentage of net sales increased to 46.6% for the three months ended June 30, 2011, as compared to 42.8% for the same period last year. The increase in gross margin was mainly driven by a significant increase in sales volume of higher margin glazed fruit products in the three months ended June 30, 2011. The gross margins for our glazed fruit, nectar, concentrate juice and concentrate pulp products for the three months ended June 30, 2011 were 54.9%, 67.3%, 43.8% and 23.7%, as compared to 49.8%, 69.3%, 45.3% and 25.5% for the same period last year, respectively. The decrease in gross margin of nectar products was primarily driven by an approximately 4.1% decrease in its average sales price in this quarter as compared to the same quarter last year. The increase in raw material cost of concentrate pulp products led to the decrease in their gross margin for the three months ended June 30, 2011.

Selling and General and Administrative Expenses

Selling and general and administrative expenses increased $385,979, or 22.8%, to $2.1 million for the three months ended June 30, 2011 from $1.7 million for the three months ended June 30, 2010.

Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Selling expenses decreased $174,187, or 29.8%, to $410,321 for the three months ended June 30, 2011 from $584,508 for the three months ended June 30, 2010. As a percentage of net sales, selling expenses decreased to 4.0% for the three months ended June 30, 2011 from 6.1% for same period last year. Due to well established relationships with our existing customers, we received repeat orders with higher volume from our existing clients, which led to lower sales related expenses in this quarter. We plan to indentify  new distributors in regions where we have no or limited sales to further expand our customer base and market share.

General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, including idle production line, and professional fees paid to third parties. Our general and administrative expenses increased $560,166, or 50.7%, to $1.7 million for the three months ended June 30, 2011 from $1.1 million for the three months ended June 30, 2010. As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2011 increased by 4.7% to 16.2%, as compared to 11.5% for the three months ended June 30, 2010. The increase in general and administrative expenses in this quarter was mainly attributable to the recognition of professional expenses related to our proposed Taiwan Deposit Receipt offering in Taiwan which was withdrawn in June 2011. In addition, the increase in salary and wages of staff also contributes to the increase in general and administrative expenses in this quarter.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes increased $263,714, or 10.7%, to $2.7 million for the three months ended June 30, 2011 from $2.5 million for the three months ended June 30, 2010. Income before noncontrolling interests and income taxes as a percentage of net sales increased from 25.5% for the three months ended June 30, 2010 to 26.5% for the three months ended June 30, 2011. The percentage increase was primarily attributable to the increase in gross margin as discussed above.

Provision for Income Taxes

The provision for income taxes increased $256,655, or 38.5%, to $922,521 for the three months ended June 30, 2011 from $665,866 for the three months ended June 30, 2010. The increase in the provision for income taxes was mainly attributed to the increase in taxable income.

We file separate tax returns in the United States and China. Income taxes of our PRC subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for our PRC operating subsidiaries Daqing Longheda Food Company Limited and Daqing Senyang Fruit and Vegetable Food Technology Company Limited (“Daqing Sengyang”) are 25% in 2011.

Net Income

Net income increased $7,059, or 0.4%, to $1.8 million for the three months ended June 30, 2011 from $1.8 million for the three months ended June 30, 2010, mainly as a result of the cumulative effect of factors discussed above.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $57.2 million. The following table sets forth a summary of our cash flows for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$11,453	$(5,794)
Net cash used in investing activities	(5,040)	(3,503)
Net provided by financing activities	6,749	-
Effect of exchange rates on cash and cash equivalents	500	(36)
Cash and cash equivalents at beginning of the period	43,542	35,994
Cash and cash equivalents at end of period	57,204	26,661

Operating Activities

Net cash provided by operating activities was $11.5 million for the three months ended June 30, 2011 as compared to $5.8 million net cash used in operating activities for the three months ended June 30, 2010. Net cash provided by operating activities for the three months ended June 30, 2011 was mainly attributable to collection of trade receivables and sales of inventories for approximately $7.7 million and $4.7 million in this quarter, respectively.

Investing Activities

During the three months ended June 30, 2011, we used approximately $0.6 million to upgrade glazed fruit and concentrate juice production lines in our Daqing and Mudanjiang facilities and approximately $4.1 million to construct a new concentrate paste production line in Zhaoyuan city. In addition, we spent approximately $0.4 million on the completion of the fruit and vegetable powder factory. Our cash used in investing activities during the three months ended June 30, 2010 was primarily for the upgrade of concentrate juice production lines in our Daqing and Mudanjiang facilities.

Financing Activities

Net cash provided by financing activities was $6.7 million for the three months ended June 30, 2011, mainly attributable to the short term bank loan of $7.7 million (RMB 50 million) drawdown by Daqing Senyang on May 20, 2011, which more than offset the repayment of advance from director of $1.0 million (RMB 6.2 million). We had no financing activities for the three months ended June 30, 2010.

On February 23, 2010, our subsidiary Daqing Longheda entered into a $1.2 million (RMB 8.0 million) revolving credit facility with the Heilongjiang Rural Credit Union with a term of three years. This facility is secured by our land and buildings located in Daqing City. On February 25, 2010, we entered into another $1.7 million (RMB 10.8 million) revolving credit facility with the Longjiang Bank with a term of two years. This facility is secured by our land and buildings in Mudanjiang City. Both facilities are for our working capital needs during our production season. As of the date of this report, we did not draw down on either facility. On May 20, 2011, our subsidiary Daqing Senyang entered into and drawdown a $7.7 million (RMB 50.0 million) short term loan with the Longjiang Bank with a term of 1 year. This short term loan is for the working capital of Daqing Senyang and guaranteed by Daqing Commercial Guaranty Company Limited, an unaffiliated third party.

Capital Expenditures

Our capital expenditures were $5.0 million and $3.5 million for the three months ended June 30, 2011 and 2010, respectively. Our capital expenditures were mainly used to upgrade and expand our production capacity. Our planned capital expenditures for the fiscal year ending March 31, 2012 will be mainly for upgrading existing production lines and expanding production capacity by adding new production line. However, our actual capital expenditure may differ depending on our cash flow status.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

The harvest season for our source fruits is generally from mid July to mid November every year. As fruits cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested. Our fruit processing production is generally busiest from mid-July to mid-November every year. In this fiscal year, our production season started July 25, 2011.

We generally experience higher sales in the second, third and fourth fiscal quarters mainly due to distributors’ (i) efforts to obtain adequate supply of our fruit processing products before the fruit supply diminishes after production ceases in November; and (ii) anticipation of higher demand for processed fruit products as a result of festive seasons, such as Middle Autumn festival, Christmas and the Chinese New Year which are in the second, third and fourth quarter of our fiscal year.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Changjun Yu, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on our assessment, Mr. Yu and Mr. Cheng determined that, as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	CHINA NUTRIFRUIT GROUP LIMITED

	By:	/s/ Changjun Yu
Changjun Yu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Colman Cheng
Colman Cheng, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Furnished herewith