Form 10-Q
period 2011-09-30
China Nutrifruit Group LTD
filed 2011-11-14
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

_________________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,915,762

CHINA NUTRIFRUIT GROUP LIMITED

Quarterly Report on FORM 10-Q
For Three and Six Months Ended September 30, 2011

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	March 31,
	2011	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,958,660	$43,542,075
Trade receivables, net of allowance	8,595,199	12,476,652
Inventories, net	44,757,427	6,419,152
Prepayments and deposits	9,211,101	264,878
Other current assets	11,705	1,527
Total current assets	72,534,092	62,704,284
Property and equipment, net	51,077,909	20,312,005
Prepayments and deposits	796,932	10,983,404
Construction in progress	988,479	5,915,395
Deferred tax assets	826,744	909,879
Land use rights, net	189,876	188,199
TOTAL ASSETS	$126,414,032	$101,013,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$11,933,186	$3,312,525
Bank borrowings	12,363,067	-
Due to a director	-	946,550
Trade payables	1,370,210	130,276
Income taxes payable	878,988	3,351,631
Total current liabilities	26,545,451	7,740,982
Bank borrowings	1,251,956	-
TOTAL LIABILITIES	27,797,407	7,740,982
Commitments and Contingencies

Shareholders’ equity
Preferred stock
Authorized: 5,000,000 shares, par value $0.001
Issued and outstanding: 330,860 shares as at September 30, 2011;
(330,860 as at March 31, 2011)	331	331
Common stock
Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 36,915,762 shares as at September 30, 2011;
(36,915,762 shares as at March 31, 2011)	36,916	36,916
Additional paid-in-capital	36,492,566	36,492,566
Statutory reserves - restricted	6,850,422	6,850,422
Accumulated other comprehensive income	6,373,255	3,951,431
Retained earnings	48,863,135	45,940,518
TOTAL SHAREHOLDERS’ EQUITY	98,616,625	93,272,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,414,032	$101,013,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$19,792,138	$23,191,125	$30,085,303	$32,819,381

Cost of sales	(14,854,451)	(12,234,966)	(20,353,144)	(17,744,090)

Gross profit	4,937,687	10,956,159	9,732,159	15,075,291

Selling expenses	(740,915)	(673,469)	(1,151,236)	(1,257,978)
General and administrative expenses	(1,381,994)	(590,848)	(3,047,884)	(1,696,570)

Operating earnings	2,814,778	9,691,842	5,533,039	12,120,743

Other income (expenses)
Interest expenses	(59,041)	-	(115,216)	-
Other income	50,640	17,550	111,640	48,021
Total other income (expenses)	(8,401)	17,550	(3,576)	48,021

Earnings before income taxes	2,806,377	9,709,392	5,529,463	12,168,764

Provision for income taxes	(920,275)	(2,520,776)	(1,842,796)	(3,186,642)

Net earnings	1,886,102	7,188,616	3,686,667	8,982,122
Other comprehensive income
Foreign currency translation	1,351,305	1,644,269	2,421,824	1,575,419
Comprehensive income	$3,237,407	$8,832,885	$6,108,491	$10,557,541
Earnings per share
Basic	$0.05	$0.19	$0.09	$0.23
Diluted	$0.05	$0.18	$0.09	$0.22

Weighted average number of common stock outstanding
Basic	36,915,762	36,718,772	36,915,762	36,695,054
Diluted	40,224,362	40,377,453	40,224,362	40,360,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	Six months ended
	September 30,
	2011	2010
Operating activities:
Net earnings	$3,686,667	$8,982,122
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	1,550,090	936,036
Benefit for deferred income taxes	83,135	78,054
Changes in operating assets and liabilities:
Trade receivables, net	4,079,503	(6,424,588)
Inventories	(38,183,941)	(13,336,404)
Prepayments and deposits	(8,930,868)	(11,070,120)
Other current assets	(10,125)	114,703
Trade payables	1,236,539	839,645
Income taxes payable	8,558,556	237,377
Other payables and accrued expenses	(2,517,211)	(1,064,534)
Net cash used in operating activities	(30,447,655)	(20,707,709)

Investing activities:
Purchase of property and equipment	(15,930,152)	(4,333,519)
Addition to construction in progress	-	(5,084,541)
Net cash used in investing activities	(15,930,152)	(9,418,060)

Financing activities:
Proceeds from bank borrowings	13,485,410	-
Dividend paid	(764,050)	(809,550)
Amount due to a director	(955,316)	-
Proceeds from private placement held in escrow account	-	931,630
Net cash provided by financing activities	11,766,044	122,080

Decrease in cash and cash equivalents	(34,611,763)	(30,003,689)

Effect of exchange rate on cash and cash equivalents	1,028,348	1,163,427

Cash and cash equivalents at beginning of the period	43,542,075	35,994,443

Cash and cash equivalents and proceeds from private placement held in escrow account at end of the period	$9,958,660	$7,154,181

Supplemental disclosure of cash flows information:
Cash paid for:
Income taxes	$4,283,161	$2,871,211

Interest paid	$115,216	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

On September 30, 2009, the Company entered into a securities purchase agreement (the “Private Placement Transaction”) with certain accredited investors (“Investors”) and effected the initial closing of the purchase and sale of 359,502 units (the “Unit”) at $33.00 per Unit. Each Unit consisted of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and one warrant (the “Warrant”) to purchase 2.5 shares of the Company’s common stock, par value $0.001 per share. The Series A Preferred Stock is convertible into ten shares of the Company’s common stock (subject to customary adjustments) and the Company is obligated to register the underlying shares of common stock within thirty days of the closing date. In connection with the initial closing of the offering, the Company raised $11.86 million.

On October 8, 2009, the Company effected the second and final closing of the Financing and issued 43,916 units (the “Unit”) for $33.00 per Unit for gross proceeds of $1,449,000.

On September 3, 2010, the Company paid dividends of $809,550 to the holders of Series A Preferred Stock.

On September 3, 2011, the Company paid dividends of $764,050 to the holders of Series A Preferred Stock.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at September 30, 2011 was recorded.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property and equipment was $983,135, $1,715,580, $506,884 and $934,571 for the three and six months ended September 30, 2011 and 2010 respectively.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the three and six months ended September 30, 2011 and 2010 were $539,119, $813,224, $477,021 and $942,206 respectively.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $8,793, $15,912, $9,864 and $15,403 for the three and six months ended September 30, 2011 and 2010 respectively.

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

Statement of financial position
September 30, 2011	RMB6.39 to US$1.00
March 31, 2011	RMB6.55 to US$1.00

Statement of income and comprehensive income
For the six months ended September 30, 2011	RMB6.40 to US$1.00
For the six months ended September 30, 2010	RMB6.84 to US$1.00

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

As at September 30, 2011, RMB63,479,271 or US$9,934,158 (March 31, 2011: RMB284,742,770 or US$43,471,515) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 3. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three and six months ended September 30 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net earnings	$1,886,102	$7,188,616	$3,686,667	$8,982,122
Less: dividends on preferred stock	(193,675)	(209,475)	(381,102)	(412,321)
Net earnings for basic earnings per share	$1,692,427	$6,979,141	$3,305,565	$8,569,801

Net earnings for basic earnings per share	$1,692,427	$6,979,141	$3,305,565	$8,569,801
Add: dividends on preferred stock	193,675	209,475	381,102	412,321
Net earnings for diluted earnings per share	$1,886,102	$7,188,616	$3,686,667	$8,982,122

Denominator:
Weighted average common stock outstanding	36,915,762	36,718,772	36,915,762	36,695,054
Effect of dilutive preferred stock	3,308,600	3,651,090	3,308,600	3,651,090
Effect of dilutive warrant	-	7,591	-	13,928
Weighted average common stock and dilutive potential common stock	40,224,362	40,377,453	40,224,362	40,360,072

Basic net earnings per share	$0.05	$0.19	$0.09	$0.23

Diluted net earnings per share	$0.05	$0.18	$0.09	$0.22

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 4. INVENTORY, NET

At September 30, 2011 and March 31, 2011, inventory is comprised of the following:

	September 30,	March 31,
	2011	2011
Finished goods	$44,286,723	$6,324,862
Raw material	470,704	94,290
	$44,757,427	$6,419,152

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30,	March 31,
	2011	2011
Buildings	$10,865,930	$5,652,084
Leasehold improvement	5,179,069	1,398,033
Machinery	41,165,192	19,190,848
Furniture, fixtures and office equipment	18,608	15,378
Motor vehicles	43,344	41,556

Total	57,272,143	26,297,899
Less: accumulated depreciation	(6,194,234)	(5,985,894)
	$51,077,909	$20,312,005

As of September 30, 2011, buildings, leasehold improvement and machinery, of buildings, leasehold improvement and machinery, of $4,257,461 (March 31, 2011: $4,289,330), $1,013,292 (March 31, 2011: $1,054,948) and $905,014 (March 31, 2011: $942,218) respectively, were pledged to secure the unused banking facilities obtained by the Group. (Note 14)

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits by major categories are summarized as follows at September 30, 2011 and March 31, 2011:

	September 30,	March 31,
	2011	2011
Classified as current assets
Prepaid expenses	$75,732	$264,878
Prepaid value-added tax	9,135,369	-
	9,211,101	264,878

Classified as non-current assets
Prepayment for property and equipment	-	10,205,951
Prepayment for land use right	796,932	777,453
	796,932	10,983,404
	$10,008,033	$11,248,282

NOTE 7. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30,	March 31,
	2011	2011
Accruals	$1,008,480	$968,822
Value added tax payables	-	1,545,707
Other payables	10,924,706	797,996
	$11,933,186	$3,312,525

The other payables mainly comprised amounts payable to the suppliers of property and equipment, amounting to $9,342,517 and $431,612 as of September 30, 2011 and March 31, 2011 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 8. BANK BORROWINGS

The Company’s borrowings consist of the following:

	September 30,	March 31,
	2011	2010
Borrowings, due within one year	$12,363,067	$-
Borrowings due after one year	1,251,956	-
	$13,615,023	$-

The interest rates are based on benchmark lending rate issued by People’s Bank of China (“Lending Rate”) plus a certain percentage and subject to the change of Lending Rate. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the period ended September 30, 2011 was 8.26% per annum.

NOTE 9. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
Current:
PRC	$878,481	$2,481,749	$1,759,661	$3,108,588
Other jurisdictions	-	-	-	-
Deferred:
PRC	41,794	39,027	83,135	78,054
Other jurisdictions	-	-	-	-
	$920,275	$2,520,776	$1,842,796	$3,186,642

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9. PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	September 30,	March 31,
	2011	2011
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$826,744	$909,879
Tax losses carryforward	1,365,250	1,097,331
Less: valuation allowance	(1,365,250)	(1,097,331)
Net deferred tax assets	$826,744	$909,879

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

The Company has provided valuation allowances of $1,365,250 and $1,097,331 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize. As of September 30, 2011, the Company has net operating loss and foreign unused tax loss carryfowards of $3,067,278 (March 31, 2011: $2,699,300) and $1,513,743 (March 31, 2011: $912,879).

The total valuation allowance between periods presented increased by $267,919 (March 31, 2011: $401,905) and such increase was attributable to the tax effect on foreign tax losses incurred for the six months ended September 30, 2011 of $139,126 (March 31, 2011: $52,734) at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the six months ended September 30, 2011 of $128,793 (March 31, 2011: $349,171) at the federal tax rate of 35%.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 9. PROVISION FOR INCOME TAXES (CONTINUED)

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the six months ended September 30 is as follows:

	Three months		Six months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Provision for income taxes at statutory rate of 35%	$1,320,917	$3,398,287	$2,273,997	$4,259,067
Chinese tax rate difference	(269,971)	(980,023)	(549,549)	(1,209,158)
Non-deductible expenses and non- assessable profits	(302,868)	(54,638)	(232,706)	(97,385)
Changes in valuation allowance	130,403	118,123	267,919	156,064
Tax effect of non-deductible temporary difference recognized	41,794	39,027	83,135	78,054
Income taxes	$920,275	$2,520,776	$1,842,796	$3,186,642

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

NOTE 10. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at September 30, 2011 and March 31, 2011, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONTINUED)

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONTINUED)

The Company valued the warrants by Trinomial option pricing model at $331,357 which was recorded as cost of raising capital against additional paid-in capital. The Company estimated the fair value of each warrant award on the date of grant using the Trinomial option pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the year ended March 31, 2010 were as follows:

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
September 30, 2011 and 2010 (Unaudited)
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONTINUED)

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

Risk free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

The following is the movement of warrants during the six months ended September 30, 2011:

		Granted	Exercised	Outstanding at
	Outstanding at	during the	during the	September 30,	Exercise
Date of grant	April 1, 2011	period	period	2011	price
October 10, 2008	120,228	-	-	120,228	$2.78
September 30, 2009	359,502	-	-	359,502	$3.30
October 8, 2009	140,737	-	-	140,737	$3.30
	620,467	-	-	620,467
Weighted average exercise price	$3.20	-	-	$3.20

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 10. SHAREHOLDERS’ EQUITY (CONTINUED)

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

NOTE 11. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were $56,029, $153,062, $32,763 and $124,297 for the three and six months ended September 30, 2011 and 2010 respectively.

NOTE 12. CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2011, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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
September 30, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

As of September 30, 2011, the Group did not have any significant operating lease commitments.

Rent for the three and six months ended September 30, 2011 and 2010 was $3,125, $11,048, $5,845 and $8,768 respectively.

Capital Commitments

As of September 30, 2011, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:
Construction in progress	$658,986

NOTE 14. UNUSED SECURED CREDIT FACILITIES

As of September 30, 2011, the Group had $2,949,249 (March 31, 2011: $2,877,206) unused credit facilities granted by banks. Those banking facilities were secured by land use rights, buildings, leasehold improvement and machinery, of $189,876 (March 31, 2011: $188,199), $4,257,461 (March 31, 2011: $4,289,330), $1,013,292 (March 31, 2011: $1,054,948) and $905,014 (March 31, 2011: $942,218) respectively.

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

i)	“China” and “PRC” are to the People’s Republic of China;
ii)	“Daqing Longheda” are to our operating subsidiary Daqing Longheda Food Company Limited;
iii)	“Daqing Senyang” are to our operating subsidiary Daqing Senyang Fruit and Vegetable Food Technology Company Limited;
iv)	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
v)	“RMB” are to Renminbi, the legal currency of China;
vi)	“we,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” are to the combined businesses of China Nutrifruit Group Limited and its consolidated subsidiaries;
vii)	“SEC” are to the United States Securities and Exchange Commission;
viii)	“Securities Act” are to the Securities Act of 1933, as amended; and
ix)	“U.S. dollar,” “$,” “USD” and “US$” are to the legal currency of the United States..

Overview

We are a leading producer of premium specialty fruit based products in China. We are primarily engaged, through our indirect Chinese subsidiaries, in developing, processing, marketing and distributing a variety of food products processed primarily from premium specialty fruits grown in Northeast China, mainly including golden berries, crab apples, blueberries, raspberries, blackcurrant and seabuckthorn. Our primary product offerings include concentrate juice, nectar, glazed fruits, concentrate pulp as well as fresh fruits.

We sell our products through an extensive nationwide sales and distribution network covering 18 provinces in China. As of September 30, 2011, this network was comprised of approximately 44 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit based foods, and our fresh fruits are mainly sold to fruit supermarkets.

Our manufacturing facilities are located in Daqing City, Mudanjiang City and Zhaoyuan, Heilongjiang Province, China where an abundant supply of various premium specialty fruits is readily available. We currently have seven fruit and vegetable processing lines with an aggregate capacity of approximately 39,760 tons. We recently completed technological upgrades to our glazed fruit production lines in Daqing and installation of additional processing equipment to our concentrate juice production lines in Mudanjiang, thereby increasing our annual concentrate juice production capacity by 50% to reach 9,000 tons. Such upgrades are expected to contribute to our continuing efforts to improve operational efficiency and productivity, and expand our product portfolio as we begin production of our new cherry tomato glazed fruit products and golden berry dried fruit products. In addition, we recently completed constructing a new multi-purpose concentrate paste production line in Zhaoyuan, Helongjiang province with a production capacity of approximately 9,600 tons. We are in the process of obtaining the production permit for fruit and vegetable powder products and concentrate paste products from the local government, and will start sales of these products after we obtain such permit.

Second Fiscal Quarter Summary

In the second quarter of fiscal year 2012, our net sales, gross margin and net income decreased mainly because of a significant increase in the prices of our raw material fruit supply and production costs in this fiscal year’s production season. The price of agricultural products in our industry can vary greatly from season-to-season for a variety of reasons, both within and beyond the control of our company. Some of the reasons include weather patterns and seasonal variations, agricultural disease, technological developments in growth enhancement products like fertilizers, macro-economic trends such as inflation and labor costs and other factors. In the second fiscal quarter, our industry experienced sharp increases in the price of our raw material fruit supply. Our raw material fruit costs rose ranging approximately 74%-217% as compared to the same period last year due mostly to inflationary influences in China and higher labor costs. Although we raised the per unit pricing of most of our products in an effort to mitigate the compression of our margins, we could not pass onto our customers the entire increase in our production cost as we endeavored to maintain our market share and competitiveness. Accordingly, the prices increases were generally less than the increase in raw material and direct labor costs. Most products that have been sold in this quarter were produced after our new production season began on July 25, 2011.

The following sets forth certain key financial information for the second fiscal quarter.

  Net Sales: Net sales decreased $3.4 million, or 14.7%, to $19.8 million for the three months ended September 30, 2011, from $23.2 million for the same period last year.

  Gross Margin: Gross margin was 24.9% for the three months ended September 30, 2011, as compared to 47.2% for the same period last year.

  Net Income: Net income decreased $5.3 million, or 73.8%, to $1.9 million for the three months ended September 30, 2011, from $7.2 million for the same period last year.

  Fully Diluted Earnings Per Share: Fully diluted earnings per share was $0.05 for the three months ended September 30, 2011, as compared to $0.18 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share numbers, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$19,792	100.0%	$23,191	100.0%
Costs of sales	14,854	75.1%	12,235	52.8%
Gross profit	4,938	24.9%	10,956	47.2%
Selling expenses	741	3.7%	673	2.9%
General and administrative expenses	1,382	7.0%	591	2.5%
Other income	50	0.3%	17	0.1%
Interest expenses	59	0.3%	-	-
Income before noncontrolling interests and income taxes	2,806	14.2%	9,709	41.9%

Income taxes	920		4.7%	2,521	10.9%
Net income	1,886		9.5%	7,188	31.0%
Earnings per share:
Basic	$0.05	$		0.19
Diluted	$0.05	$		0.18

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above are based on the exchange rate of RMB 6.4 to $1 for the three months ended September 30, 2011 and the rate of RMB 6.843 to $1 for the three months ended September 30, 2010.

Net Sales

Net sales consist of revenue from the sale of our fruit and fruit based products. During this fiscal quarter, the average sales price of most of our products increased substantially. However, such increase was more than offset by the decrease in sales volume of our concentrate juice, concentrate pulp and glazed fruit products in this quarter. Our net sales decreased $3.4 million, or 14.7%, to $19.8 million for the three months ended September 30, 2011 from $23.2 million for the three months ended September 30, 2010. Net sales from concentrate juice products decreased $1.5 million, or 12.0%, to $11.0 million for the three months ended September 30, 2011 from $12.5 million for the three months ended September 30, 2010. Concentrate pulp products did not generate any revenue in this fiscal quarter. In response to rising production input costs, we made a decision to temporarily suspend cooperation with our OEM factories for the concentrate pulp products. We made this decision in order to mitigate the compression of our profit margin as we could not pass our cost escalations onto our customers in the form of high prices. Due to the more stringent application process for food producers following the outbreak of food safety problems in Taiwan this summer, our application for production permits for the new fruit and vegetable powder and concentrate paste product lines has been delayed. As a result, we have temporarily suspended production of these new products. We expect that it may take approximately six months for us to complete the necessary paperwork and reviews of the production permits for these new product lines and we do not expect these product segments to contribute to our financial performance in fiscal year 2012.

The following table sets forth percentage of net sales generated by each product for the three months ended September 30, 2011 and 2010:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$2,033	10.3%	$1,480	6.4%
Glazed fruit	3,368	17.0%	3,847	16.6%
Nectar	3,417	17.3%	3,202	13.8%
Concentrate juice	10,974	55.4%	12,464	53.7%
Concentrate pulp	-	-	2,198	9.5%
Total	$19,792	100.0%	$23,191	100.0%

Cost of Sales

Cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. The cost of sales increased $2.6 million, or 21.4%, to $14.9 million for the three months ended September 30, 2011 from $12.2 million for the three months ended September 30, 2010. Cost of sales as a percentage of net sales was 75.1% for the three months ended September 30, 2011, as compared to 52.8% for the same period last year. Our industry experienced a significant surge in the pricing of agricultural products resulting from the inflationary pressures in China’s economy and higher labor costs. Our raw material fruit supply costs rose dramatically during our second fiscal quarter, ranging approximately 74%-217% as compared to last year. In addition, we experienced an approximately 30% increase in labor costs starting in July 2011.

Gross Profit

Gross profit is equal to net sales less cost of sales. Gross profit decreased by $6.0 million to $5.0 million for the three months ended September 30, 2011 from $11.0 million for the three months ended September 30, 2010. Gross profit as a percentage of net sales decreased to 24.9% for the three months ended September 30, 2011, as compared to 47.2% for the same period last year. The significant decrease in gross margin was mainly driven by a significant increase in raw material cost and direct labor cost in the three months ended September 30, 2011. During this year’s production season, the cost of raw material fruit supply increased ranging approximately 74%-217% as compared to last year. The gross margins for our glazed fruit, nectar, concentrate juice and fresh fruit products for the three months ended September 30, 2011 were approximately 30.1%, 43.7%, 17.6% and 24.5%, as compared to approximately 53.2%, 68.0%, 42.1% and 46.2% for the same period last year, respectively.

Selling and General and Administrative Expenses

Selling and general and administrative expenses increased $858,592, or 67.9%, to $2.1 million for the three months ended September 30, 2011 from $1.3 million for the three months ended September 30, 2010.

Selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Selling expenses increased $67,446 or 10.0%, to $740,915 for the three months ended September 30, 2011 from $673,469 for the three months ended September 30, 2010. As a percentage of net sales, selling expenses increased to 3.7% for the three months ended September 30, 2011 from 2.9% for the same period last year. The increase in selling expenses as a percentage of net sales was mainly due to higher fixed expenses and salaries and benefits of sales staff.

General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, including idle production line, and professional fees paid to third parties. Our general and administrative expenses increased $791,146, or 133.9%, to $1.4 million for the three months ended September 30, 2011 from $590,848 for the three months ended September 30, 2010. As a percentage of net sales, general and administrative expenses increased to 7.0% for the three months ended September 30, 2011, from 2.5% for the same period last year. The increase in general and administrative expenses in this quarter was mainly attributable to the expenses associated with the operation of Daqing Senyang and the new factory in Zhaoyuan. In addition, we experienced an increase in compensation paid to our administrative staff in this quarter.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes decreased $6.9 million, or 71.1%, to $2.8 million for the three months ended September 30, 2011 from $9.7 million for the three months ended September 30, 2010. Income before noncontrolling interests and income taxes as a percentage of net sales decreased from 41.9% for the three months ended September 30, 2010 to 14.2% for the three months ended September 30, 2011. The percentage decrease was primarily attributable to the decrease in gross margin as discussed above.

Provision for Income Taxes

The provision for income taxes decreased $1.6 million, or 63.5%, to $0.9 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010. The decrease in the provision for income taxes was mainly attributed to the decrease in taxable income.

We file separate tax returns in the United States and China. Income taxes of our PRC subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for our PRC operating subsidiaries Daqing Longheda and Daqing Senyang, is 25% in 2011.

Net Income

Net income decreased $5.3 million, or 73.8%, to $1.9 million for the three months ended September 30, 2011 from $7.2 million for the three months ended September 30, 2010, mainly as a result of the cumulative effect of the factors discussed above.

Comparison of Six Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share numbers, in thousands of U.S. dollars)

	Six Months Ended		Six Months Ended
	September 30, 2011		September 30, 2010
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$30,085	100.0%	$32,819	100.0%
Costs of sales	20,353	67.7%	17,744	54.1%
Gross profit	9,732	32.3%	15,075	45.9%
Selling expenses	1,151	3.8%	1,258	3.8%
General and administrative expenses	3,048	10.1%	1,696	5.2%
Other income	112	0.4%	48	0.1%
Interest expenses	115	0.4%	-	-
Income before noncontrolling interests and income taxes	5,530	18.4%	12,170	37.1%
Income taxes	1,843	6.1%	3,187	9.7%
Net income	3,687	12.3%	8,983	27.4%
Earnings per share:
Basic	$0.09		$0.23
Diluted	$0.09		$0.22

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.431 to $1 for the six months ended September 30, 2011 and the rate of RMB 6.843 to $1 for the six months ended September 30, 2010.

Net Sales

We experienced a decrease in net sales during six months ended September 30, 2011. Net sales decreased $2.7 million, or 8.3%, to $30.1 million for the six months ended September 30, 2011 from $32.8 million for the six months ended September 30, 2010. Such decrease was mainly attributable to the decrease in net sales in the second fiscal quarter as discussed in the quarterly comparison above. The revenue from sales of concentrate juice products decreased $1.3 million, or 7.6%, to $16.2 million for the six months ended September 30, 2011 from $17.5 million for the same period last year. Net sales from concentrate pulp products decreased $3.5 million, or 77.8%, to $1.0 million for the six months ended September 30, 2011 from $4.5 million for the same period last year. As discussed above, we made a strategic decision to temporarily suspend production of concentrate pulp products in the second fiscal quarter this year.

The following table sets forth percentage of net sales generated by each product for the six months ended September 30, 2011 and 2010:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended		Six Months Ended
	September 30, 2011		September 30, 2010
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$2,033	6.8%	$1,480	4.5%
Glazed fruit	7,202	23.9%	5,595	17.0%
Nectar	3,683	12.2%	3,759	11.5%
Concentrate juice	16,172	53.8%	17,499	53.3%
Concentrate pulp	996	3.3%	4,486	13.7%
Total	$30,085	100.0%	$32,819	100.0%

Cost of Sales

Cost of sales increased $2.6 million, or 14.7%, to $20.4 million for the six months ended September 30, 2011 from $17.7 million for the six months ended September 30, 2010. The increase in cost of sales was higher in our second fiscal quarter than in the first fiscal quarter for the reasons mentioned above in the quarterly comparisons. Overall, for the six months ended September 30, 2011, our cost of sales escalated, mostly due to inflationary pressures in China and higher labor costs which rose sharply. We experienced a significant price surge of our raw material fruit supply in our second fiscal quarter of approximately 74%-217% as compared to the same period last year. In addition, labor costs increased approximately 30% in July this year. Cost of sales as a percentage of net sales was 67.7% for the six months ended September 30, 2011, as compared to 54.1% for the same period last year.

Gross Profit

Gross profit decreased by $5.3 million to $9.7 million for the six months ended September 30, 2011 from $15.1 million for the six months ended September 30, 2010. Gross profit as a percentage of net sales decreased to 32.3% for the six months ended September 30, 2011, as compared to 45.9% for the same period last year. As explained above, our costs of sales outpaced the price increases that we were able to implement for our products. The gross margins for our glazed fruit, nectar, concentrate juice and fresh fruit products for the six months ended September 30, 2011 were approximately 43.3%, 45.4%, 26.0% and 24.5%, as compared to approximately 52.1%, 68.2%, 43.0% and 46.2% for the same period last year, respectively.

Selling and General and Administrative Expenses

Selling and general and administrative expenses increased $1.2 million, or 42.1%, to $4.2 million for the six months ended September 30, 2011 from $3.0 million for the six months ended September 30, 2010.

Selling expenses decreased $106,744 or 8.5%, to $1.2 million for the six months ended September 30, 2011 from $1.3 million for the six months ended September 30, 2010. Such decrease was mainly due to the decrease of selling expenses in the first fiscal quarter of 2011. We received repeat orders with higher volume from our existing clients in the first fiscal quarter of 2011, which led to lower sales related expenses in that quarter. As a percentage of net sales, selling expenses remained steady at 3.8% for both the six months ended September 30, 2011 and 2010.

Our general and administrative expenses increased $1.3 million, or 79.6%, to $3.0 million for the six months ended September 30, 2011 from $1.7 million for the six months ended September 30, 2010. As a percentage of net sales, general and administrative expenses for the six months ended September 30, 2011 increased by 4.9% to 10.1%, as compared to 5.2% for the six months ended September 30, 2010. The increase in general and administrative expenses in the six months ended September 30, 2011 was mainly attributable to the recognition of professional expenses related to our proposed Taiwan Deposit Receipt offering which was withdrawn in June 2011 and the beginning of operations of our Daqing Senyang facility and start up costs for the new factory in Zhaoyuan in the second quarter of this fiscal year. In addition, the increase in salary and wages of staff also contributed to the increase in general and administrative expenses this year.

Income before Noncontrolling Interests and Income Taxes

Income before noncontrolling interests and income taxes decreased $6.7 million, or 54.6%, to $5.5 million for the six months ended September 30, 2011 from $12.2 million for the six months ended September 30, 2010. Income before noncontrolling interests and income taxes as a percentage of net sales decreased from 37.1% for the six months ended September 30, 2010 to 18.4% for the six months ended September 30, 2011. The percentage decrease was primarily due to the decrease in gross margin as discussed above.

Provision for Income Taxes

The provision for income taxes decreased $1.3 million, or 42.2%, to $1.8 million for the six months ended September 30, 2011 from $3.2 million for the six months ended September 30, 2010. The decrease in the provision for income taxes was mainly due to the decrease in taxable income.

Net Income

Net income decreased $5.3 million, or 59.0%, to $3.7 million for the six months ended September 30, 2011 from $9.0 million for the six months ended September 30, 2010, mainly as a result of the cumulative effect of the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $10.0 million. The following table sets forth a summary of our cash flows for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Six Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(30,448)	$(20,708)
Net cash used in investing activities	(15,930)	(9,418)
Net provided by financing activities	11,766	122
Effect of exchange rates on cash and cash equivalents	1,028	1,163
Cash and cash equivalents at beginning of the period	43,542	35,994
Cash and cash equivalents at end of period	9,959	7,154

Operating Activities

Net cash used in operating activities was $30.4 million for the six months ended September 30, 2011 as compared to $20.7 million net cash used in operating activities for the six months ended September 30, 2010. Net cash use in operating activities for the six months ended September 30, 2011 was mainly attributable to approximately $38 million cash outflow associated with inventory we built up in this year’s production season to be sold during the rest of the fiscal year.

Investing Activities

During the six months ended September 30, 2011, we invested approximately $3.9 million to upgrade glazed fruit and concentrate juice production lines in our Daqing and Mudanjiang facilities and approximately $11.3 million to construct a new concentrate paste production line in Zhaoyuan city. In addition, we invested approximately $0.7 million on the completion of the fruit and vegetable powder factory. During the six months ended September 30, 2010, we used approximately $4.3 million in the upgrade of concentrate juice production lines in our Daqing and Mudanjiang facilities and approximately $5.1 million in the construction of the new fruit and vegetable powder factory.

Financing Activities

Net cash provided by financing activities was $11.8 million for the six months ended September 30, 2011, mainly attributable to a short term bank loan of $7.8 million drawdown by Daqing Senyang on May 20, 2011 and short term bank loan advances of $1.1 million, $3.1 million and $0.3 million to Daqing Longheda on July 5, August 3 and September 23, 2011, respectively. On September 23, 2011, Daqing Longheda was advanced $1.3 million under a commercial loan which has a term of two years. We also repaid an advance of $1.0 million from a director in the six month period. Furthermore, we paid $764,060 as dividends to holders of our Series A Convertible Preferred Stock on September 1, 2010.

On February 23, 2010, Daqing Longheda entered into a $1.2 million (RMB 8.0 million) revolving credit facility with the Heilongjiang Rural Credit Union with a term of three years. This facility is secured by our land and buildings located in Daqing City. On February 25, 2010, we entered into another $1.7 million (RMB 10.8 million) revolving credit facility with the Longjiang Bank with a term of two years. This facility is secured by our land and buildings in Mudanjiang City. Both facilities are for our working capital needs during our production season. As of the date of this report, we have received no advanced under either facility.

The table below sets forth the amount, starting date, term and guarantor of each of our bank loans as of September 30, 2011.

(All amounts in million of U.S. dollars)

Lender	Amount*	Starting Date	Term	Guarantor**
Longjiang Bank	$7.8	May 20, 2011	1 year	Daqing Commercial Guaranty Company Limited
Industrial & Commercial Bank of China	1.1	July 5, 2011	1 year	-
Longjiang Bank	3.1	August 3, 2011	1 year	Daqing Commercial Guaranty Company Limited
China Construction Bank	0.3	September 23, 2011	1 year	Daqing Commercial Guaranty Company Limited
China Construction Bank	1.3	September 23, 2011	2 years	Daqing Commercial Guaranty Company Limited
Total	$13.6

* Calculated on the basis that $1 = RMB 6.4.
** We pay approximately $250,000 (RMB1.6 million) to Daqing Commercial Guaranty Company Limited, an unaffiliated third party, for the guarantees of our loans.

Capital Expenditures

Our capital expenditures were $15.9 million and $9.4 million for the six months ended September 30, 2011 and 2010, respectively. Our capital expenditures were mainly used to upgrade and expand our production capacity. Our planned capital expenditures for the fiscal year ending March 31, 2012 will be mainly for upgrading existing production lines and expanding production capacity by adding new production line, including the construction of a refrigerated warehouse in close proximity to our fruit and vegetable powder production line. However, our actual capital expenditure may differ depending on our cash flow status.

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

Seasonality

The harvest season for our source fruits is generally from mid July to mid November every year. As fruits cannot be stored at room temperature for a long time, they must be processed as soon as they are harvested. Our fruit processing production is generally busiest from mid-July to mid-November every year. In this fiscal year, our production season started on July 25, 2011.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Changjun Yu, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on our assessment, Mr. Yu and Mr. Cheng determined that, as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	CHINA NUTRIFRUIT GROUP LIMITED

	By:	/s/ Changjun Yu
Changjun Yu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Colman Cheng
Colman Cheng, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).