Form 10-Q
period 2011-12-31
China Nutrifruit Group LTD
filed 2012-02-14
CIK 753224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34440

CHINA NUTRIFRUIT GROUP LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0395695
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5th Floor, Chuangye Building, Chuangye Plaza
Industrial Zone 3, Daqing Hi-Tech Industrial Development Zone
Daqing, Heilongjiang 163316
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 459-8972870
(Registrant’s telephone number, including area code)

_______________________________________________________________
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

Yes [X]         No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]         No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]         No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 13, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	36,915,762

CHINA NUTRIFRUIT GROUP LIMITED

Quarterly Report on Form 10-Q
For Three and Nine Months Ended December 31, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED DECEMBER 31, 2011

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31,	March 31,
	2011	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,300,218	$43,542,075
Trade receivables, net of allowance	11,528,807	12,476,652
Inventories, net	43,350,669	6,419,152
Prepayments and deposits	7,760,608	264,878
Other current assets	66,338	1,527
Total current assets	76,006,640	62,704,284
Property and equipment, net	50,191,204	20,312,005
Prepayments and deposits	801,952	10,983,404
Construction in progress	994,706	5,915,395
Deferred tax assets	784,687	909,879
Land use rights, net	189,947	188,199
TOTAL ASSETS	$128,969,136	$101,013,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued expenses	$3,083,506	$3,312,525
Receipt in advance	1,274,083	-
Bank borrowings	22,204,724	-
Due to a director	-	946,550
Trade payables	134,961	130,276
Income taxes payable	670,725	3,351,631
Total current liabilities	27,367,999	7,740,982
Bank borrowings	1,259,843	-
TOTAL LIABILITIES	28,627,842	7,740,982
Commitments and Contingencies
Contingencies (Note 15)
Shareholders' equity
Preferred stock Authorized: 5,000,000 shares, par value $0.001
Issued and outstanding: 330,860 shares as at December 31, 2011; (330,860 as at March 31, 2011)	331	331
Common stock Authorized: 120,000,000 shares, par value $0.001
Issued and outstanding: 36,915,762 shares as at December 31, 2011; (36,915,762 shares as at March 31, 2011)	36,916	36,916
Additional paid-in-capital	36,492,566	36,492,566
Statutory reserves - restricted	9,399,141	6,850,422
Accumulated other comprehensive income	7,014,098	3,951,431
Retained earnings	47,398,242	45,940,518
TOTAL SHAREHOLDERS’ EQUITY	100,341,294	93,272,184
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,969,136	$101,013,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Stated in US Dollars)

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$21,612,680	$22,136,504	$51,697,983	$54,955,885

Cost of sales	(17,010,425)	(11,856,020)	(37,363,569)	(29,600,110)

Gross profit	4,602,255	10,280,484	14,334,414	25,355,775

Selling expenses	(669,121)	(1,111,697)	(1,820,357)	(2,369,675)
General and administrative expenses	(1,832,266)	(807,231)	(4,880,150)	(2,503,801)

Operating earnings	2,100,868	8,361,556	7,633,907	20,482,299

Other income (expenses)
Interest expenses	(312,177)	-	(427,393)	-
Other income	8,791	8,988	120,431	57,009
Total other income (expenses)	(303,386)	8,988	(306,962)	57,009

Earnings before income taxes	1,797,482	8,370,544	7,326,945	20,539,308

Provision for income taxes	(713,656)	(2,131,289)	(2,556,452)	(5,317,931)

Net earnings	1,083,826	6,239,255	4,770,493	15,221,377
Other comprehensive income
Foreign currency translation	640,843	1,092,793	3,062,667	2,668,212
Comprehensive income	$1,724,669	$7,332,048	$7,833,160	$17,889,589
Earnings per share
Basic	$0.02	$0.16	$0.11	$0.40

Diluted	$0.03	$0.15	$0.12	$0.38

Weighted average number of common stock outstanding
Basic	36,915,762	36,762,896	36,915,762	36,703,018

Diluted	40,224,362	40,375,048	40,224,362	40,350,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA NUTRIFRUIT GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	Nine months ended
	December 31,
	2011	2010
Operating activities:
Net earnings	$4,770,493	$15,221,377
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	2,781,423	1,489,507
Benefit for deferred income taxes	125,192	117,392
Changes in operating assets and liabilities:
Trade receivables, net	1,200,038	5,644,090
Inventories	(36,455,075)	(15,705,832)
Prepayments and deposits	(6,988,639)	(10,025,807)
Other current assets	(64,684)	114,703
Trade payables	1,245,908	232,288
Income taxes payable	(1,615,464)	(218,770)
Other payables and accrued expenses	(2,731,010)	(629,515)
Net cash used in operating activities	(37,731,818)	(3,760,567)

Investing activities:
Purchase of property and equipment	(15,930,152)	(4,333,519)
Addition to construction in progress	-	(5,084,541)
Net cash used in investing activities	(15,930,152)	(9,418,060)

Financing activities:
Proceeds from bank borrowings	23,464,567	-
Dividend paid	(764,050)	(809,550)
Amount due to a director	(955,316)	-
Proceeds from private placement held in escrow account	-	931,630
Net cash provided by financing activities	21,745,201	122,080

Decrease in cash and cash equivalents	(31,916,769)	(13,056,547)

Effect of exchange rate on cash and cash equivalents	1,674,912	1,398,816

Cash and cash equivalents at beginning of the period	43,542,075	35,994,443

Cash and cash equivalents and proceeds from private placement held in escrow account at end of the period	$13,300,218	$24,336,712

Supplemental disclosure of cash flows information:
Cash paid for:
Income taxes	$5,168,559	$5,418,475

Interest paid	$427,393	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

On December 31, 2009, the Company entered into a securities purchase agreement (the “Private Placement Transaction”) with certain accredited investors (“Investors”) and effected the initial closing of the purchase and sale of 359,502 units (the “Unit”) at $33.00 per Unit. Each Unit consisted of one share of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and one warrant (the “Warrant”) to purchase 2.5 shares of the Company’s common stock, par value $0.001 per share. The Series A Preferred Stock is convertible into ten shares of the Company’s common stock (subject to customary adjustments) and the Company is obligated to register the underlying shares of common stock within thirty days of the closing date. In connection with the initial closing of the offering, the Company raised $11.86 million.

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

In November 2007, Solar Sun Holdings Limited (“Solar Sun”), a subsidiary of Fezdale, entered in a share purchase agreement with nine owners of Daqing Longheda Food Company Limited (“Longheda”) under which the nine owners of Longheda transferred 75% equity interests in Longheda to Solar Sun for RMB40,000,000 or $5.87 million. In May 2008, the nine founders of Longheda transferred the remaining 25% equity interests in Longheda to Solar Sun. After the transfer, Longheda became a wholly owned subsidiary of Solar Sun.

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
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

Jumbo Gloss Limited

Jumbo Gloss Limited (“Jumbo Gloss”) is a PLLC incorporated in BVI on October 13, 2009. Jumbo Gloss is a holding company and has no assets or operations other than its ownership of Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd.

Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd

Daqing Senyang Fruit and Vegetable Food Technology Co., Ltd (“Senyang”) was incorporated in Heilongjiang province of the PRC in June 2010. Senyang owns vegetable powder products facility in Daqing. Up to the date of this report, Senyang still not obtained the production certificate.

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
December 31, 2011 and 2010 (Unaudited)
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

Trade accounts receivable

In the normal course of business, the Group extends credit to customers. Trade accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. On a regular basis, the Group evaluates its trade accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and payment history. A receivable is considered past due if payments have not been received within the agreed upon invoice terms. No allowance for doubtful accounts at December 31, 2011 was recorded.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

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

Property and equipment, net

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred. The principal estimated useful lives generally are: buildings – 20 years; leasehold improvements – 10 years; machinery - 10 years, furniture, fixture and office equipment – 5 years; motor vehicles – 5 years. Depreciation of property and equipment was $1,230,611, $2,946,191, $552,782 and $1,487,353 for the three and nine months ended December 31, 2011 and 2010 respectively.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses. The shipping and handling costs for the three and nine months ended December 31, 2011 and 2010 were $440,009, $2,155,589, $856,936 and $1,799,142 respectively.

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
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

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

Advertising costs

Advertising costs are expensed as incurred. The total advertising costs were $13,522, $29,434, $33,691 and $49,094 for the three and nine months ended December 31, 2011 and 2010 respectively.

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

Statement of financial position
December 31, 2011	RMB6.35 to US$1.00
March 31, 2011	RMB6.55 to US$1.00

Statement of income and comprehensive income
For the nine months ended December 31, 2011	RMB6.41 to US$1.00
For the nine months ended December 31, 2010	RMB6.77 to US$1.00

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

As at December 31, 2011, RMB79,148,892 or US$13,244,711 (March 31, 2011: RMB284,742,770 or US$43,471,515) is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

Income taxes

The Group accounts for income taxes under the provision of Accounting Standards Codification 740 (“ASC 740”), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the relevant periods. Deferred tax liabilities and assets are the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. Our foreign subsidiaries are taxed in local jurisdictions at local statutory rates. The Group’s operations are primarily located in PRC and subject to PRC profits tax.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 3. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the three and nine months ended December 31 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
Numerator:
Net earnings	$1,083,826	$6,239,255	$4,770,493	$15,221,377
Less: dividends on preferred stock	(191,072)	(205,347)	(573,215)	(618,298)
Net earnings for basic earnings per share	$892,754	$6,033,908	$4,197,278	$15,160,079

Net earnings for basic earnings per share	$892,754	$6,033,908	$4,197,278	$15,160,079
Add: dividends on preferred stock	191,072	205,347	(573,215)	618,298
Net earnings for diluted earnings per share	$1,083,826	$6,239,255	$4,770,493	$15,221,377

Denominator:
Weighted average common stock outstanding	36,915,762	36,762,896	36,915,762	36,703,018
Effect of dilutive preferred stock	3,308,600	3,606,966	3,308,600	3,636,436
Effect of dilutive warrant	-	5,186	-	11,151
Weighted average common stock and dilutive potential common stock	40,224,362	40,375,048	40,224,362	40,350,305

Basic net earnings per share	$0.02	$0.16	$0.11	$0.41

Diluted net earnings per share	$0.03	$0.15	$0.12	$0.38

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 4. INVENTORY, NET

At December 31, 2011 and March 31, 2011, inventory is comprised of the following:

	December 31,	March 31,
	2011	2011
Finished goods	$43,174,733	$6,324,862
Raw material	175,936	94,290
	$43,350,669	$6,419,152

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
	2011	2011
Buildings	$10,943,710	$5,652,084
Leasehold improvement	5,211,693	1,398,033
Machinery	41,469,125	19,190,848
Furniture, fixtures and office equipment	18,874	15,378
Motor vehicles	43,805	41,556

Total	57,687,207	26,297,899
Less: accumulated depreciation	(7,496,003)	(5,985,894)
	$50,191,204	$20,312,005

As of December 31, 2011, buildings, leasehold improvement and machinery, of buildings, leasehold improvement and machinery, of $4,214,206 (March 31, 2011: $4,289,330), $985,426 (March 31, 2011: $1,054,948) and $880,125 (March 31, 2011: $942,218) respectively, were pledged to secure the unused banking facilities obtained by the Group. (Note 14)

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits by major categories are summarized as follows at December 31, 2011 and March 31, 2011:

	December 31,	March 31,
	2011	2011
Classified as current assets
Prepaid expenses	$69,626	$264,878
Prepaid value-added tax	7,690,982	-
	7,760,608	264,878

Classified as non-current assets
Prepayment for property and equipment	-	10,205,951
Prepayment for land use right	801,952	777,453
	801,952	10,983,404
	$8,562,560	$11,248,282

NOTE 7. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses by major categories at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
	2011	2011
Accruals	$963,442	$968,822
Value added tax payables	-	1,545,707
Other payables	2,120,064	797,996
	$3,083,506	$3,312,525

The other payables mainly comprised amounts payable to the suppliers of property and equipment, amounting to $1,748,782 and $431,612 as of December 31, 2011 and March 31, 2011 respectively.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 8.BANK BORROWINGS

The Company's borrowings consist of the following:

	December 31,	March 31,
	2011	2010
Borrowings, due within one year	$22,204,724	$-
Borrowings due after one year	1,259,843	-
	$23,964,567	$-

The interest rates are based on benchmark lending rate issued by People’s Bank of China (“Lending Rate”) plus a certain percentage and subject to the change of Lending Rate. The range of effective interest rates (which are also equal to contracted interest rates) on the Company’s borrowings for the period ended December 31, 2011 was 8.26 % per annum.

NOTE 9. PROVISION FOR INCOME TAXES

The provision for income tax is as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
Current:
PRC	$671,599	$2,091,951	$2,431,260	$5,200,539
Other jurisdictions	-	-	-	-
Deferred:
PRC	42,057	39,338	125,192	117,392
Other jurisdictions	-	-	-	-
	$713,656	$2,131,289	$2,556,452	$5,317,931

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

Deferred tax assets

The source of significant temporary difference that gives rise to the deferred tax asset is as follows:

	December 31,	March 31,
	2011	2011
Deferred tax assets:
Difference between book and tax basis of land use right and property and equipment	$784,687	$909,879
Tax losses carryforward	1,504,465	1,097,331
Less: valuation allowance	(1,504,465)	(1,097,331)
Net deferred tax assets	$784,687	$909,879

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

The Company has provided valuation allowances of $1,504,465 and $1,097,331 in respect of federal net operating loss and foreign unused tax loss carryforwards, respectively, which it does not expect to utilize. As of December 31, 2011, the Company has net operating loss and foreign unused tax loss carryfowards of $3,126,220 (March 31, 2011: $2,699,300) and $2,011,137 (March 31, 2011: $912,879).

The total valuation allowance between periods presented increased by $407,134 (March 31, 2011: $401,905) and such increase was attributable to the tax effect on foreign tax losses incurred for the nine months ended December 31, 2011 of $149,442 (March 31, 2011: $52,734) at enacted foreign profit tax rates and the tax effect on federal net operating loss incurred for the nine months ended December 31, 2011 of $257,712 (March 31, 2011: $349,171) at the federal tax rate of 35%.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

Income taxes

A reconciliation of the provision for income tax calculated using the statutory federal income tax rate and state and local income tax rate to the Company’s provision for income taxes for the nine months ended December 31 is as follows:

	Three months		Nine months
	ended December 31,		ended December 31,
	2011	2010	2011	2010
Provision for income taxes at statutory rate of 35%	$1,249,162	$2,929,690	$3,523,159	$7,188,758
Chinese tax rate difference	(190,693)	(823,883)	(740,242)	(2,033,041)
Non-deductible expenses and non- assessable profits	(526,085)	(56,240)	(758,791)	(153,626)
Changes in valuation allowance	139,215	41,550	407,134	197,614
Tax effect of non-deductible temporary difference recognized	42,057	40,172	125,192	118,226
Income taxes	$713,656	$2,131,289	$2,556,452	$5,317,931

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

NOTE 10. SHAREHOLDERS’ EQUITY

General

The Company’s total authorized capital at December 31, 2011 and March 31, 2011, is 125,000,000 shares of which 120,000,000 shares are common stock of par value $0.001 and 5,000,000 shares are preferred stock of par value $0.001.

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

Series A Preferred Stock

In connection with the first closing of Private Placement Transaction on December 31, 2009, certain investors received 359,502 shares of Series A Preferred Stock.

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
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

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
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

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

In connection with the first closing of Private Placement Transaction which closed on December 31, 2009, certain investors received 359,502 warrants to purchase 898,777 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

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

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

In connection with the first closing of Private Placement Transaction on December 31, 2009, WLT Brothers Capital, Inc. and Euro Pacific Capital, Inc., the Company’s placement agents, received on October 8, 2009, as partial compensation, 86,281 warrants to purchase 215,703 shares of the Company’s common stock. The warrants have a term of 4 years and are immediately exercisable at $3.30 per share, subject to customary adjustments.

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
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

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

Risk free interest rate	2.324%
Expected volatility	51.62%
Expected dividend rate	-%
Expected life (years)	4

The following is the movement of warrants during the nine months ended December 31, 2011:

		Granted	Exercised	Outstanding at
	Outstanding at	during the	during the	December 31,	Exercise
Date of grant	April 1, 2011	period	period	2011	price
October 10, 2008	120,228	-	-	120,228	$2.78
December 31, 2009	359,502	-	-	359,502	$3.30
October 8, 2009	140,737	-	-	140,737	$3.30
	620,467	-	-	620,467
Weighted average exercise price	$3.20	-	-	$3.20

China Nutrifruit Group Limited and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

The following is the movement of warrants during the nine months ended December 31, 2010:

		Granted	Exercised	Outstanding at
	Outstanding at	during the	during the	December 31,	Exercise
Date of grant	April 1, 2010	period	period	2010	price
October 10, 2008	120,228	-	-	120,228	$2.78
December 31, 2009	359,502	-	-	359,502	$3.30
October 8, 2009	140,737	-	-	140,737	$3.30
	620,467	-	-	620,467
Weighted average exercise price	$3.20	-	-	$3.20

NOTE 11. PRC CONTRIBUTION PLAN

Employees of the Group are entitled to retirement benefits calculated with reference to their salaries basis upon retirement and their length of service in accordance with a PRC government-managed retirement plan. The PRC government is directly responsible for the payments of the benefits to these retired employees. The Group is required to make contributions to the government-managed retirement plan based on certain percentages of the employees’ monthly salaries. The amounts contributed by the Group were $56,029, $153,062, $32,763 and $124,297 for the three and nine months ended December 31, 2011 and 2010 respectively.

NOTE 12. CONCENTRATION OF RISK

Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2011, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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
December 31, 2011 and 2010 (Unaudited)
(Stated in U.S. Dollars)

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Lease Commitments

As of December 31, 2011, the Group did not have any significant operating lease commitments.

Rent for the three and nine months ended December 31, 2011 and 2010 was $3,150, $14,198, $4,500 and $13,268 respectively.

Capital Commitments

As of December 31, 2011, the Group had the followings outstanding capital expenditure commitments:

Authorized and contracted, but not provided for:
Construction in progress	$663,137

NOTE 14. UNUSED SECURED CREDIT FACILITIES

As of December 31, 2011, the Group had $2,967,826 (March 31, 2011: $2,877,206) unused credit facilities granted by banks. Those banking facilities were secured by land use rights, buildings, leasehold improvement and machinery, of $187,730 (March 31, 2011: $188,199), $4,214,206 (March 31, 2011: $4,289,330), $985,426 (March 31, 2011: $1,054,948) and $880,125 (March 31, 2011: $942,218) respectively.

NOTE 15. CONTINGENCIES

In December 2011, the Company was informed by its subsidiary’s customer (the “Customer”) that the Group's concentrate juice and glazed fruit products contain higher than specified levels of sodium. The Customer has requested the Group for a full refund of the purchased products. During the period from 1 August 2011 to 31 December 2011, the Group has recognized the sales to the Customer of approximately RMB41,045,176 or USD 6,463,807. In response to this matter, the Group is currently performing independent laboratory tests to verify the product quality claims of the Customer. If verified, the Group is prepared to coordinate a voluntary recall and refund to the Customer.

As the results of the independent laboratory tests did not available and the Company did not obtain any documents from the Customer as of the date of this report, the Company considers that the probability of an unfavorable outcome on this claim is still uncertain and, therefore, no contingent liability has been recorded as at December 31, 2011. The effect of the financial statement cannot be verified up to the date of this report.

NOTE 16. SUBSEQUENT EVENTS

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

  “we,” “the Company,” “us,” “our company,” “our,” and “China Nutrifruit” are to the combined businesses of China Nutrifruit Group Limited, a Nevada corporation, and its wholly-owned subsidiaries: Fezdale, Solar Sun, Jumbo Glass, Daqing Longheda and Daqing Senyang

  “Fezdale” are to Fezdale Investments Limited, a British Virgin Islands company;

  “Solar Sun” are to Solar Sun Holdings Limited, a Hong Kong company;

  “Jumbo Gloss” are to Jumbo Gloss Limited, a British Virgin Islands company;

  “Daqing Longheda” are to Daqing Longheda Food Company Limited, a PRC company;

  “Daqing Senyang” are to Daqing Senyang Fruit and Vegetable Food Technology Company Limited, a PRC company;

  “China” and “PRC” are to the People’s Republic of China;

  “SEC” are to the United States Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “RMB” are to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$,” “USD” and “US$” are to the legal currency of the United States.

Overview

We are a leading producer of premium specialty fruit based products in China. We are primarily engaged, through our indirect Chinese subsidiaries, in developing, processing, marketing and distributing a variety of food products processed primarily from premium specialty fruits grown in Northeast China, mainly including golden berries, crab apples, blueberries, raspberries, blackcurrant and sea buckthorn. Our primary product offerings include concentrate juice, nectar, glazed fruits as well as fresh fruits.

We sell our products through an extensive nationwide sales and distribution network covering 18 provinces in China. As of December 31, 2011, this network was comprised of approximately 44 distributors. Our processed fruit products are mainly sold to food producers for further processing into fruit juice and other fruit based foods, and our fresh fruits are mainly sold to fruit supermarkets.

Our manufacturing facilities are located in Daqing City, Mudanjiang City and Zhaoyuan, Heilongjiang Province, China where an abundant supply of various premium specialty fruits is readily available. We currently have seven fruit and vegetable processing lines with an aggregate capacity of approximately 39,760 tons. We recently completed technological upgrades to our glazed fruit production lines in Daqing and installation of additional processing equipment to our concentrate juice production lines in Mudanjiang, thereby increasing our annual concentrate juice production capacity by 50% to reach 9,000 tons. Such upgrades are expected to contribute to our continuing efforts to improve operational efficiency and productivity, and expand our product portfolio as we begin production of our new cherry tomato glazed fruit products and golden berry dried fruit products. In addition, we recently completed constructing a new multi-purpose concentrate paste production line in Zhaoyuan, Heilongjiang province with a production capacity of approximately 9,600 tons. We are in the process of obtaining the production permit for fruit and vegetable powder products and concentrate paste products from the local government, and will start sales of these products after we obtain such permit.

Third Fiscal Quarter Summary

In the third quarter of fiscal year 2012, our net sales, gross margin and net income decreased mainly because of a significant increase in the prices of our raw material fruit supply and production costs in this fiscal year’s production season. The price of agricultural products in our industry can vary greatly from season-to-season for a variety of reasons, both within and beyond the control of our company. Some of the reasons include weather patterns and seasonal variations, agricultural disease, technological developments in growth enhancement products like fertilizers, macro-economic trends such as inflation and labor costs and other factors. In the third fiscal quarter, our industry experienced sharp increases in the price of our raw material fruit supply. Our raw material fruit costs rose from approximately 74% to 217% as compared to the same period last year, due mostly to inflation in China and higher labor costs. Although we raised the per unit pricing of most of our products in an effort to mitigate the compression of our margins, we could not pass on the entire increase in our production cost to our customers as we endeavored to maintain our market share and competitiveness. Accordingly, the price increases were generally less than the increase in raw material and direct labor costs. All products sold in this quarter were produced after our new production season began on July 25, 2011.

In December 2011, the Company was informed by a customer that the Company's concentrate juice and glazed fruit products contain higher than specified levels of sodium. The customer has requested for a full refund for the purchased products. During the period from August 1, 2011 to December 31, 2011, the Company has recognized the sales to the customer of approximately RMB41 million, or USD $6.5 million. In response to this matter, the Company is currently performing independent laboratory tests to verify the product quality claims of the customer. If verified, the Company is prepared to coordinate a voluntary recall and refund to the customer.

As the results of the independent laboratory tests are not yet available and the Company has not obtained any documents from the customer as of the date of this report, the Company considers that the probability of an unfavorable outcome on this claim is still uncertain and, therefore, no contingent liability has been recorded as at December 31, 2011.

The following sets forth certain key financial information for the third fiscal quarter.

  Net Sales: Net sales decreased $0.5 million, or 2.4%, to $21.6 million for the three months ended December 31, 2011, from $22.1 million for the same period last year.

  Gross Margin: Gross margin was 21.3% for the three months ended December 31, 2011, as compared to 46.4% for the same period last year.

  Net Income: Net income decreased $5.1 million, or 82.6%, to $1.1 million for the three months ended December 31, 2011, from $6.2 million for the same period last year.

  Fully Diluted Earnings Per Share: Fully diluted earnings per share was $0.03 for the three months ended December 31, 2011, as compared to $0.15 for the same period last year.

Results of Operations

Comparison of Three Months Ended December 31, 2011 and December 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share numbers, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$21,613	100.0%	$22,137	100.0%
Costs of sales	17,011	78.7%	11,856	53.6%
Gross profit	4,602	21.3%	10,281	46.4%
Selling expenses	669	3.1%	1,112	5.0%
General and administrative expenses	1,832	8.5%	807	3.6%
Other income	9	0.0%	9	0.0%
Interest expenses	312	1.4%	-	-
Income before income taxes	1,798	8.3%	8,371	37.8%
Income taxes	714	3.3%	2,132	9.6%
Net income	1,085	5.0%	6,239	28.2%
Earnings per share:
Basic	$0.02		$0.16
Diluted	$0.03		$0.15

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above are based on the exchange rate of RMB 6.35 to $1 for the three months ended December 31, 2011, and the rate of RMB 6.667 to $1 for the three months ended December 31, 2010.

Net Sales

Net sales consist of revenue from the sale of our fruit and fruit based products. Our net sales decreased $0.5 million, or 2.4%, to $21.6 million for the three months ended December 31, 2011, from $22.1 million for the three months ended December 31, 2010. During this fiscal quarter, the average sales price of most of our products increased substantially. The demand for our glazed fruit and nectar products in this fiscal quarter still have a moderate increase. However, concentrate pulp products did not generate any revenue in this fiscal quarter. In response to rising production input costs, we made a decision in the second quarter to temporarily suspend cooperation with our OEM factories for the concentrate pulp products. We made this decision in order to mitigate the compression of our profit margin as we could not pass our cost escalations onto our customers in the form of higher prices. Due to the more stringent application process for food producers following the outbreak of food safety problems in Taiwan last summer, our application for production permits for the new fruit and vegetable powder and concentrate paste product lines has been delayed. As a result, we have temporarily suspended production of these new products. We expect that it may take approximately nine months for us to complete the necessary paperwork and reviews of the production permits and we do not expect these product segments to contribute to our financial performance in fiscal year 2013.

The following table sets forth the percentage of net sales generated by each product for the three months ended December 31, 2011 and 2010:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$35	0.2%	$763	3.4%
Glazed fruit	10,777	49.9%	6,040	27.3%
Nectar	1,629	7.5%	1,297	5.9%
Concentrate juice	9,172	42.4%	9,164	41.4%
Concentrate pulp	-	-	4,873	22.0%
Total	$21,613	100.0%	$22,137	100.0%

Cost of Sales

Cost of sales is primarily comprised of the costs of our raw materials, labor, overhead and sales tax. The cost of sales increased $5.1 million, or 43.5%, to $17.0 million for the three months ended December 31, 2011, from $11.9 million for the three months ended December 31, 2010. Cost of sales as a percentage of net sales was 78.7% for the three months ended December 31, 2011, as compared to 53.6% for the same period last year. Our industry experienced a significant surge in the pricing of agricultural products resulting from inflationary pressures in China’s economy and higher labor costs. Our raw material fruit supply costs rose dramatically during our production season in the second and third quarter, increasing in the range of 74% to 217% as compared to last year. In addition, we experienced an approximately 30% increase in labor costs beginning in July 2011.

Gross Profit

Gross profit is equal to net sales less cost of sales. Gross profit decreased by $5.7 million to $4.6 million for the three months ended December 31, 2011, from $10.3 million for the three months ended December 31, 2010. Gross profit as a percentage of net sales decreased to 21.3% for the three months ended December 31, 2011, as compared to 46.4% for the same period last year. The significant decrease in gross margin was mainly driven by a significant increase in raw material cost and direct labor cost in the production season in 2011. During this year’s production season, the cost of raw material fruit supply increased in the range of 74% to 217% as compared to last year. The gross margins for our glazed fruit, nectar and concentrate juice products for the three months ended December 31, 2011 were approximately 22.2%, 41.1% and 16.9%, as compared to approximately 54.2%, 67.7% and 41.1% for the same period last year, respectively.

Selling and General and Administrative Expenses

Selling and general and administrative expenses increased $0.6 million, or 30.4%, to $2.5 million for the three months ended December 31, 2011, from $1.9 million for the three months ended December 31, 2010.

Selling expenses include sales commissions, transportation expenses, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel and other sales related costs. Selling expenses decreased $0.4 million, or 39.8%, to $0.7 million for the three months ended December 31, 2011 from $1.1 million for the three months ended December 31, 2010. As a percentage of net sales, selling expenses decreased to 3.1% for the three months ended December 31, 2011 from 5.0% for the same period last year. The decrease in selling expenses was mainly due to the decrease in sales volume in this fiscal quarter.

General and administrative expenses include the costs associated with staff and support personnel who manage our business activities, depreciation charge for fixed assets, including idle production line, and professional fees paid to third parties. Our general and administrative expenses increased $1.0 million, or 127.0%, to $1.8 million for the three months ended December 31, 2011, from $0.8 million for the three months ended December 31, 2010. As a percentage of net sales, general and administrative expenses increased to 8.5% for the three months ended December 31, 2011, from 3.6% for the same period last year. The increase in general and administrative expenses in this quarter was mainly attributable to the expenses associated with the operation of Daqing Senyang and the new factory in Zhaoyuan. The general and administrative expenses for both factories was approximately $0,5 million for the three months ended December 31, 2011. In addition, we experienced an increase in compensation paid to our administrative staff in this quarter.

Income before Income Taxes

Income before income taxes decreased $6.6 million, or 78.5%, to $1.8 million for the three months ended December 31, 2011 from $8.4 million for the three months ended December 31, 2010. Income before income taxes as a percentage of net sales decreased from 37.8% for the three months ended December 31, 2010 to 8.3% for the three months ended December 31, 2011. The percentage decrease was primarily attributable to the decrease in gross margin as discussed above.

Provision for Income Taxes

The provision for income taxes decreased $1.4 million, or 66.5%, to $0.7 million for the three months ended December 31, 2011 from $2.1 million for the three months ended December 31, 2010. The decrease in the provision for income taxes was mainly attributed to the decrease in taxable income.

We file separate tax returns in the United States and China. Income taxes of our PRC subsidiaries are calculated in accordance with taxation principles currently effective in the PRC. For China Nutrifruit Group Limited, applicable U.S. tax laws are followed. The applicable tax rate for our PRC operating subsidiaries, Daqing Longheda and Daqing Senyang, was 25% in 2011.

Net Income

Net income decreased $5.1 million, or 82.6%, to $1.1 million for the three months ended December 31, 2011 from $6.2 million for the three months ended December 31, 2010, as a result of the cumulative effect of the factors discussed above.

Comparison of Nine Months Ended December 31, 2011 and December 31, 2010

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

(All amounts, other than percentages and per share numbers, in thousands of U.S. dollars)

	Nine Months Ended		Nine Months Ended
	December 31, 2011		December 31, 2010
		As a		As a
	In	Percentage	In	Percentage
	Thousands	of Net Sales	Thousands	of Net Sales
Net Sales	$51,698	100.0%	$54,956	100.0%
Costs of sales	37,364	72.3%	29,600	53.9%
Gross profit	14,334	27.7%	25,356	46.1%
Selling expenses	1,820	3.5%	2,370	4.3%
General and administrative expenses	4,880	9.4%	2,504	4.6%
Other income	120	0.2%	57	0.1%
Interest expenses	427	0.8%	-	-
Income before income taxes	7,327	14.2%	20,539	37.4%
Income taxes	2,556	4.9%	5,318	9.7%
Net income	4,771	9.3%	15,221	27.7%
Earnings per share:
Basic	$0.11		$0.40
Diluted	$0.12		$0.38

The functional currency of the Company is RMB, however, our financial information is expressed in USD. The results of operations reported in the table above is based on the exchange rate of RMB 6.41 to $1 for the nine months ended December 31, 2011 and the rate of RMB 6.772 to $1 for the nine months ended December 31, 2010.

Net Sales

We experienced a decrease in net sales during the nine months ended December 31, 2011. Net sales decreased $3.3 million, or 5.9%, to $51.7 million for the nine months ended December 31, 2011, from $55.0 million for the nine months ended December 31, 2010. Such decrease was mainly attributable to the decrease in net sales in the second and third fiscal quarters. The revenue from sales of concentrate juice products decreased $1.3 million, or 4.9%, to $25.3 million for the nine months ended December 31, 2011 from $26.7 million for the same period last year. Net sales from concentrate pulp products decreased $8.4 million, or 8.4%, to $1.0 million for the nine months ended December 31, 2011 from $9.4 million for the same period last year. As discussed above, we made a strategic decision to temporarily suspend production of concentrate pulp products in the second fiscal quarter this year. The revenue from glazed fruit increased $6.3 million, or 54.5%, to $17.98 million for the nine months ended December 31, 2011 due to increasing demand from our customers. The increase partially mitigated the decrease of sales from concentrate juice and concentrate pulp.

The following table sets forth percentage of net sales generated by each product for the nine months ended December 31, 2011 and 2010:

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended		Nine Months Ended
	December 31, 2011		December 31, 2010
		As a		As a
	In	Percentage	In	Percentage
Product	Thousands	of Net Sales	Thousands	of Net Sales
Fresh fruit	$2,068	4.0%	$2,243	4.1%
Glazed fruit	17,978	34.8%	11,635	21.2%
Nectar	5,312	10.3%	5,056	9.2%
Concentrate juice	25,344	49.0%	26,663	48.5%
Concentrate pulp	996	1.9%	9,359	17.0%
Total	$51,698	100.0%	$54,956	100.0%

Cost of Sales

Cost of sales increased $7.8 million, or 26.2%, to $37.4 million for the nine months ended December 31, 2011 from $29.6 million for the nine months ended December 31, 2010. The increase in cost of sales was higher in our second and third fiscal quarters than in the first fiscal quarter for the reasons mentioned above in the quarterly comparison. Overall, for the nine months ended December 31, 2011, our cost of sales escalated, mostly due to inflationary pressures in China and higher labor costs. We experienced a significant price surge of our raw material fruit supply in our second and third fiscal quarters, with such increase ranging from 74% to 217% as compared to the same period last year. Labor costs increased approximately 30% from July 2011 until December 31, 2011. Cost of sales as a percentage of net sales was 72.3% for the nine months ended December 31, 2011, as compared to 53.9% for the same period last year.

Gross Profit

Gross profit decreased by $11.1 million to $14.3 million for the nine months ended December 31, 2011 from $25.4 million for the nine months ended December 31, 2010. Gross profit as a percentage of net sales decreased to 27.7% for the nine months ended December 31, 2011, as compared to 46.1% for the same period last year. As explained above, the increase of our costs of sales outpaced the price increases that we were able to implement for our products. The gross margins for our glazed fruit, nectar, and concentrate juice products for the nine months ended December 31, 2011 were approximately 30.6%, 44.1% and 22.7%, respectively, as compared to approximately 53.2%, 68.2% and 43.2% for the same period last year.

Selling and General and Administrative Expenses

Selling and general and administrative expenses increased $1.8 million, or 37.5%, to $6.7 million for the nine months ended December 31, 2011 from $4.9 million for the nine months ended December 31, 2010.

Selling expenses decreased $0.6 million, or 23.2%, to $1.8 million for the nine months ended December 31, 2011 from $2.4 million for the nine months ended December 31, 2010. As a percentage of net sales, selling expenses for the nine months ended December 31, 2011 decreased by 0.8% to 3.5%, as compared to 4.3% for the nine months ended December 31, 2010. The decrease in selling expenses was mainly due to the decrease in sales volume in the first nine months ended December 31, 2011.

Our general and administrative expenses increased $2.4 million, or 94.9%, to $4.9 million for the nine months ended December 31, 2011, from $2.5 million for the nine months ended December 31, 2010. As a percentage of net sales, general and administrative expenses for the nine months ended December 31, 2011 increased by 4.8% to 9.4%, as compared to 4.6% for the nine months ended December 31, 2010. The increase in general and administrative expenses in the nine months ended December 31, 2011 was mainly attributable to the recognition of professional expenses related to our proposed Taiwan Deposit Receipt offering which was withdrawn in June 2011 and the beginning of operations of our Daqing Senyang facility and start up costs for the new factory in Zhaoyuan in the second quarter of this fiscal year. The general and administrative expenses for both factories was approximately $0,7 million for the nine months ended December 31, 2011 In addition, the increase in salary and wages of staff also contributed to the increase in general and administrative expenses this year.

Income before Income Taxes

Income before income taxes decreased $13.2 million, or 64.3%, to $7.3 million for the nine months ended December 31, 2011 from $20.5 million for the nine months ended December 31, 2010. Income before income taxes as a percentage of net sales decreased from 37.4% for the nine months ended December 31, 2010 to 14.2% for the nine months ended December 31, 2011. The percentage decrease was primarily due to the decrease in gross margin as discussed above.

Provision for Income Taxes

The provision for income taxes decreased $2.8 million, or 51.9%, to $2.5 million for the nine months ended December 31, 2011 from $5.3 million for the nine months ended December 31, 2010. The decrease in the provision for income taxes was mainly due to the decrease in taxable income.

Net Income

Net income decreased $10.5 million, or 68.7%, to $4.8 million for the nine months ended December 31, 2011, from $15.2 million for the nine months ended December 31, 2010, as a result of the cumulative effect of the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $13.3 million. The following table sets forth a summary of our cash flows for the periods indicated.

Cash Flow
(All amounts in thousands of U.S. dollars)

	Nine Months Ended December 31,
	2011	2010
Net cash used in operating activities	$(37,732)	$(3,760)
Net cash used in investing activities	(15,930)	(9,418)
Net provided by financing activities	21,745	122
Effect of exchange rates on cash and cash equivalents	1,675	1,399
Cash and cash equivalents at beginning of the period	43,542	35,994
Cash and cash equivalents at end of period	13,300	24,337

Operating Activities

Net cash used in operating activities was $37.7 million for the nine months ended December 31, 2011 as compared to $3.8 million for the nine months ended December 31, 2010. The increase was mainly attributable to an approximately $36.5 million cash outflow associated with inventory we built up in this year’s production season to be sold during the rest of the fiscal year.

Investing Activities

During the nine months ended December 31, 2011, we invested approximately $3.9 million to upgrade glazed fruit and concentrate juice production lines in our Daqing and Mudanjiang facilities and approximately $11.3 million to construct a new concentrate paste production line in Zhaoyuan city. In addition, we invested approximately $0.7 million on the completion of the fruit and vegetable powder factory. During the nine months ended December 31, 2010, we used approximately $4.3 million to upgrade concentrate juice production lines in our Daqing and Mudanjiang facilities and approximately $5.1 million to construct the new fruit and vegetable powder factory.

Financing Activities

Net cash provided by financing activities was $21.7 million for the nine months ended December 31, 2011, mainly attributable to bank loans of $23.5 million drawn down by Daqing Senyang and Daqing Longheda. We also repaid an advance of $1.0 million from a director in the nine month period. Furthermore, we paid $764,060 as dividends to holders of our Series A Convertible Preferred Stock on September 1, 2011.

On February 23, 2010, Daqing Longheda entered into a $1.2 million (RMB 8.0 million) revolving credit facility with the Heilongjiang Rural Credit Union with a term of three years. This facility is secured by our land and buildings located in Daqing City. On February 25, 2010, we entered into another $1.7 million (RMB 10.8 million) revolving credit facility with the Longjiang Bank with a term of two years. This facility is secured by our land and buildings in Mudanjiang City. Both facilities are for our working capital needs during our production season. As of the date of this report, we have not withdrawn any loan under either facility.

The table below sets forth the amount, starting date, term and guarantor of each of our bank loans as of December 31, 2011.

(All amounts in million of U.S. dollars)

Lender	Amount*	Starting Date	Term	Guarantor**
Longjiang Bank	$7.9	May 20, 2011	1 year	Daqing Commercial Guaranty Company Limited
Industrial & Commercial Bank of China	1.1	July 5, 2011	1 year	-
Longjiang Bank	3.1	August 3, 2011	1 year	Daqing Commercial Guaranty Company Limited
China Construction Bank	0.3	September 23, 2011	1 year	Daqing Commercial Guaranty Company Limited
China Construction Bank	1.3	September 23, 2011	2 years	Daqing Commercial Guaranty Company Limited
Longjiang Bank	1.6	November 24, 2011	0.5 year	Daqing Commercial Guaranty Company Limited
Longjiang Bank	2.2	December 6, 2011	1 year	Daqing Commercial Guaranty Company Limited
Harbin Bank	0.6	December 15, 2011	1 year	Daqing Commercial Guaranty Company Limited
China Construction Bank	2.4	December 23, 2011	1 year	Daqing Commercial Guaranty Company Limited
China Construction Bank	2.4	December 28, 2011	0.5 year	Daqing Commercial Guaranty Company Limited
Longjiang Bank	0.6	December 28, 2011	1 year	Daqing Commercial Guaranty Company Limited
Total	$23.5

* Calculated on the basis that $1 = RMB 6.35.
** We pay approximately $0.3 million (RMB1.6 million) to Daqing Commercial Guaranty Company Limited, an unaffiliated third party, for the guarantees of our loans.

Capital Expenditures

Our capital expenditures were $15.9 million and $9.4 million for the nine months ended December 31, 2011 and 2010, respectively. Our capital expenditures were mainly used to upgrade and expand our production capacity. Our planned capital expenditures for the fiscal year ending March 31, 2012 will be mainly for upgrading existing production lines and expanding production capacity by adding a new production line, including the construction of a refrigerated warehouse in close proximity to our fruit and vegetable powder production line. However, our actual capital expenditure may differ depending on our cash flow status.

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

We generally experience higher sales in the second, third and fourth fiscal quarters mainly due to (i) distributors’ efforts to obtain an adequate supply of our fruit processing products before the fruit supply diminishes after production ceases in November; and (ii) anticipation of higher demand for processed fruit products as a result of festive seasons, such as the Middle Autumn festival, Christmas and the Chinese New Year which are in the second, third and fourth quarter of our fiscal year.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Changjun Yu, and Chief Financial Officer, Mr. Colman Cheng, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on our assessment, Mr. Yu and Mr. Cheng determined that, as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

Date: February 14, 2012	CHINA NUTRIFRUIT GROUP LIMITED

	By:	/s/ Changjun Yu
Changjun Yu, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Colman Cheng
Colman Cheng, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).